Form 10-K
period 1993-12-31
TIMES MIRROR CO
filed 1994-03-21
CIK 98349

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
FOR FISCAL YEAR ENDED DECEMBER 31, 1993            COMMISSION FILE NUMBER 1-4914

                            THE TIMES MIRROR COMPANY
             (Exact name of registrant as specified in its charter)

                DELAWARE                               95-1298980
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)
          TIMES MIRROR SQUARE
        Los Angeles, California                          90053
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (213) 237-3700

          Securities registered pursuant to Section 12(b) of the Act:

                                                NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                       WHICH REGISTERED
- --------------------------------------------------------------------------------
         Series A Common Stock                  New York Stock Exchange
                                                 Pacific Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:
                             Series C Common Stock
                                (Title of Class)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

    The aggregate market value of the voting stock of the Registrant held by non-affiliates of the Registrant on March 7, 1994 was approximately $3.0 billion. (For purposes of this calculation, the market value of a share of Series C Common Stock was assumed to be the same as a share of Series A Common Stock, into which it is convertible.)

    Number of shares of the Registrant's Series A Common Stock outstanding at March 7, 1994: 96,347,045

    Number of shares of the Registrant's Series C Common Stock outstanding at March 7, 1994: 32,255,703

                      DOCUMENTS INCORPORATED BY REFERENCE

    The following documents are incorporated by reference: In Part III, portions of the Registrant's definitive Proxy Statement dated March 21, 1994.

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS.

    The Times Mirror Company was first incorporated in 1884 in the State of California and was reincorporated in the State of Delaware in 1986. In 1993, The Times Mirror Company (the "Registrant") and its subsidiaries (collectively "Times Mirror" or the "Company") were engaged principally in newspaper publishing; book, magazine and other publishing; the ownership and operation of cable television systems; and the provision of management training services. During 1993, the Company divested its ownership of four broadcast television stations.

    During 1993, the Company's newspapers introduced several new electronic products and services and announced that regional on-line interactive information services will be available through the Prodigy network in 1994 in Los Angeles and New York and in Baltimore and Southern Connecticut in 1995. The LOS ANGELES TIMES, NEWSDAY, NEW YORK NEWSDAY, The Baltimore Sun newspapers, THE ADVOCATE and the GREENWICH TIME will be sources of information available to subscribers for these services.

    On January 12, 1994, the Company announced that the LOS ANGELES TIMES and Pacific Telesis Electronic Publishing Services, a wholly-owned subsidiary of Pacific Telesis Group, are forming a joint venture that will offer electronic shopping information and transaction services. The Company expects that these services will initially be offered in Southern California, but the joint venture plans to seek partnerships with other information providers and offer its services throughout California.

    During the past year, the Company has conducted a strategic review of its position in the cable television industry and has retained investment bankers to assist it in pursuing its strategic alternatives. The outcome of these efforts, however, is far from certain.

NEWSPAPER PUBLISHING

    The Company publishes the LOS ANGELES TIMES, NEWSDAY and NEW YORK NEWSDAY, the Baltimore Sun newspapers, THE HARTFORD COURANT, THE MORNING CALL, THE ADVOCATE and the GREENWICH TIME. In addition, the Company publishes several weekly newspapers. Each daily newspaper operates independently in order to meet most effectively the needs of the area it serves. Editorial policies and business practices are established by local management. Each daily newspaper is a member of Associated Press. The LOS ANGELES TIMES, NEWSDAY and NEW YORK NEWSDAY also subscribe to other supplementary news services. Production of the Company's newspapers is performed on Company-owned presses.

    The primary raw material used by the newspapers is newsprint. The LOS ANGELES TIMES obtains most of its newsprint requirements from a company in which the Registrant owns a 20 percent interest and the remainder from other United States and Canadian sources. The other Times Mirror newspapers obtain their newsprint requirements from sources unaffiliated with the Company. The Company coordinates newsprint purchases among all of its newspapers in order to achieve advantageous terms from its vendors.

                               LOS ANGELES TIMES

    The LOS ANGELES TIMES has been published continuously since 1881. It is published every morning, and in 1993 ranked as the second largest metropolitan newspaper in the United States in weekday circulation based on five-day averages, and the second largest in Sunday circulation. In 1993, its annual average unaudited circulation was 1,104,317 for Monday through Friday, 1,025,368 for Saturday and 1,504,115 for Sunday, compared with 1,158,377; 1,069,956, and 1,531,458, respectively, in 1992. Approximately 77 percent of the Monday through Saturday circulation was home-delivered in 1993.

    In 1993, the LOS ANGELES TIMES recorded full-run billed advertising volume of 3,356,699 standard advertising unit inches (hereafter "inches"), part-run volume of 3,419,709 inches, and preprinted inserts of 978.9 million pieces, compared with 3,483,352 inches, 2,844,696 inches and 1,031.6 million pieces, respectively, in 1992. In addition, the LOS ANGELES TIMES derived revenue from advertising supplements distributed to non-subscribers equivalent to 695.4 million pieces in 1993, compared with 590.1 million pieces in 1992.

    Net  revenues  of  the  LOS   ANGELES  TIMES  were  $991,997,000  in   1993,
$1,016,744,000 in 1992 and $1,051,387,000 in 1991.

    The LOS ANGELES TIMES serves a six-county region in Southern California that includes Los Angeles, Orange, Riverside, San Bernardino, San Diego and Ventura counties. In addition to the daily edition covering the Los Angeles metropolitan area, the LOS ANGELES TIMES publishes daily Orange County, San Fernando Valley and Ventura County editions, as well as a South Bay edition on Thursdays, Fridays and Sundays, and six weekly or twice-weekly regional news sections directed to specific areas. The LOS ANGELES TIMES also publishes an edition which is distributed Monday through Friday in the Washington, D.C./New York City area.

    In its primary markets of Los Angeles and Orange counties, the LOS ANGELES TIMES competes with 15 local daily newspapers, which range in size up to approximately 344,000 total average daily circulation, and three daily regional editions of national newspapers. In addition, there are over 300 weekly, semi-weekly and free distribution newspapers.

    In conjunction with the WASHINGTON POST, the LOS ANGELES TIMES operates a supplementary news service sold to newspapers in the United States and foreign countries. The LOS ANGELES TIMES also sells syndicated features to other newspapers throughout the world.

                          NEWSDAY AND NEW YORK NEWSDAY

    NEWSDAY, which is published daily, circulates primarily in Nassau and Suffolk counties on Long Island, New York, while NEW YORK NEWSDAY circulates in New York City. In certain locations, NEWSDAY is circulated in the morning, while in other locations, it is an afternoon newspaper. In 1993, NEWSDAY and NEW YORK NEWSDAY combined ranked as the fifth largest local daily newspaper in the country for Monday through Friday circulation, and as the eighth largest for Sunday circulation. In 1993, NEWSDAY'S annual average unaudited circulation, which includes NEW YORK NEWSDAY, was 740,171 for Monday through Friday, 624,707 for Saturday, and 823,595 for Sunday, compared with 756,096; 644,683 and 846,862, respectively, in 1992. In 1993, NEW YORK NEWSDAY'S annual average unaudited circulation was 260,110 for Monday through Friday, 179,491 for Saturday, and 248,736 for Sunday, compared with 264,462; 189,313, and 262,632, respectively, in 1992.

    In 1993, NEWSDAY and NEW YORK NEWSDAY recorded full-run billed advertising volume of 1,007,510 inches, part-run volume of 1,653,244 inches, and preprinted inserts of 739.1 million pieces, compared with 915,378 inches, 1,748,174 inches, and 688.4 million pieces, respectively, in 1992. In addition, NEWSDAY and NEW YORK NEWSDAY, together with its alternate distribution company, derived revenue from advertising supplements distributed to non-subscribers equivalent to 748.5 million pieces in 1993, compared with 424.9 million pieces in 1992.

    NEWSDAY   and  NEW  YORK  NEWSDAY  compete  with  three  major  metropolitan newspapers, numerous daily and local newspapers, and daily regional editions of national newspapers.

                            BALTIMORE SUN NEWSPAPERS

    THE BALTIMORE SUN newspapers primarily serve the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. THE BALTIMORE SUN publishes several editions, including THE SUN, a morning newspaper published Monday through Saturday; THE EVENING SUN, an afternoon paper published Monday through Friday; and THE SUNDAY SUN, published Sunday mornings. In 1993, THE SUN had an annual average unaudited circulation of 238,822 for Monday through Friday, and 364,125 for Saturday, compared with 228,823 and 365,884, respectively, in 1992. In 1993, the EVENING SUN had an annual average unaudited circulation of 101,341 for Monday through Friday, compared with 119,668 in 1992. In 1993, THE SUNDAY SUN had an annual average unaudited circulation of 484,250 compared with 488,527 in 1992.

    In 1993, THE BALTIMORE SUN newspapers recorded full-run billed advertising volume of 2,694,149 inches, part-run volume of 401,520 inches, and preprinted inserts of 499.7 million pieces, compared with 2,716,008 inches, 361,915 inches and 485.1 million pieces, respectively, in 1992. In addition, THE BALTIMORE SUN newspapers derived revenues from advertising supplements delivered to non-subscribers equivalent to 705,000 inches in 1993 compared with 341,000 inches in 1992.

    Weekly newspapers are also published by the Baltimore Sun, including THE AEGIS and the RECORD which are distributed in Harford County, and four other weeklies that serve the Aberdeen Proving Ground and certain zip codes in Harford County. THE BALTIMORE SUN newspapers compete with the WASHINGTON POST in Carroll and Howard counties, and with the ANNAPOLIS CAPITAL in Anne Arundel County. In addition, there are other weekly and local daily newspapers in the distribution area.

                              THE HARTFORD COURANT

    THE HARTFORD COURANT, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously-published newspaper in the United States. It is published in Hartford, Connecticut, and serves the state's northern and central regions. THE HARTFORD COURANT publishes seven regional editions on a daily basis, which provide local news and advertising. In 1993, the annual average unaudited circulation was 231,899 for Monday through Saturday, and 322,811 for Sunday, compared with 231,598 and 323,938, respectively, in 1992.

    In 1993, THE HARTFORD COURANT recorded full-run billed advertising volume of 1,230,264 inches, part-run volume of 750,292 inches, and preprinted inserts of
418.1 million pieces, compared with 1,251,853 inches, 760,716 inches and 387.5 million pieces, respectively, in 1992. In addition, THE HARTFORD COURANT derived revenue from advertising supplements distributed to non-subscribers equivalent to 1,339,031 inches in 1993, compared with 1,149,074 inches in 1992.

    THE HARTFORD COURANT competes with several small daily and weekly newspapers in communities adjacent or relatively close to Hartford, and with a number of larger daily papers in metropolitan areas on the periphery of its trade area.

                                THE MORNING CALL

    THE MORNING CALL in Allentown, Pennsylvania is published daily, and primarily serves Lehigh and Northampton counties in eastern Pennsylvania. In 1993, annual average unaudited circulation was 135,794 for Monday through Friday, 147,816 for Saturday, and 188,127 for Sunday, compared with 135,167; 146,934 and 185,498, respectively, in 1992.

    In 1993, THE MORNING CALL recorded full-run billed advertising volume of 1,477,923 inches, part-run volume of 464,065 inches, and preprinted inserts of
204.8 million pieces, compared with 1,514,792 inches, 486,559 inches and 205.6 million pieces, respectively, in 1992. In addition, THE MORNING CALL derived revenues from advertising supplements distributed to non-subscribers equivalent to 227,009 inches in 1993, compared with 110,345 inches in 1992.

                      THE ADVOCATE AND THE GREENWICH TIME

    THE ADVOCATE and the GREENWICH TIME are published every morning, and serve the southern part of Fairfield County, Connecticut. THE ADVOCATE circulates primarily in Stamford, Connecticut and the GREENWICH TIME circulates in Greenwich, Connecticut. In 1993, THE ADVOCATE had an annual average unaudited circulation of 29,712 for Monday through Saturday, and 40,305 for Sunday, compared with 30,549 and 41,140, respectively, in 1992. In 1993, the GREENWICH TIME had an annual average unaudited circulation of 13,146 for Monday through Saturday, and 14,265 for Sunday, compared with 13,158 and 14,205, respectively, in 1992.

    In 1993, THE ADVOCATE recorded full-run billed advertising volume of 798,920 inches, and preprinted inserts of 34.6 million pieces, compared with 804,229 inches and 32.4 million pieces in 1992. In 1993, the GREENWICH TIME recorded full-run billed advertising volume of 729,103 inches and preprinted inserts of 12.6 million pieces, compared with 699,775 inches and 12.5 million pieces in 1992. In addition, the newspapers derived revenues from advertising supplements distributed to non-subscribers equivalent to 99,504 inches in 1993 compared with 113,231 inches in 1992.

BOOK, MAGAZINE AND OTHER PUBLISHING

                            PROFESSIONAL PUBLISHING

    The Company publishes a variety of books and other media through its subsidiaries, including legal publications by Matthew Bender & Company,
Incorporated; medical, dental, nursing and allied health books, journals and college textbooks by Mosby-Year Book, Inc. and its subsidiaries; business and economics textbooks and professional books by Richard D. Irwin, Inc.; science, social science and mathematics textbooks by Wm. C. Brown Communications, Inc.; and scientific and technical publications, including environmental science books by CRC Press, Inc.

    In addition, the Company provides sales and management training programs for professionals in business and industry through its subsidiaries, Kaset, Inc., Learning International, Inc. and Zenger-Miller, Inc.

    The Company also publishes aeronautical charts, flight information, pilot training material and navigational aids worldwide through Jeppesen Sanderson, Inc. and Jeppesen Sanderson Inc.'s European sister company, Jeppesen & Co. GmbH, as well as computerized flight plans and weather briefings through Jeppesen DataPlan, Inc., a subsidiary of Jeppesen Sanderson, Inc.

    Books, journals and other materials published by the Company, many of which are distributed worldwide, are sold through a variety of means, including the use of Company sales forces, wholesalers, retailers, jobbers, direct-to-the-consumer selling and direct mail. Printing and binding are performed primarily by outside suppliers in the United States and abroad. In accordance with publishing industry practice, softcover and hardcover books are generally sold on a returnable basis.

                              CONSUMER PUBLISHING

    The Company publishes a number of special interest and trade magazines through its subsidiary, Times Mirror Magazines, Inc., as well as art books through its subsidiary, Harry N. Abrams, Incorporated. The six-month average unaudited circulation figures per issue for these magazines, for the year ended December 31, 1993, were 2,007,901 for FIELD & STREAM; 1,815,819 for POPULAR SCIENCE; 1,502,676 for OUTDOOR LIFE; 1,025,071 for HOME MECHANIX; 1,221,554 for GOLF MAGAZINE; 442,463 for SKI MAGAZINE (published 8 times a year); 442,713 for SKIING (published 7 times a year); 131,682 for YACHTING; and 140,506 for SALT WATER SPORTSMAN. Each of these magazines is published monthly unless otherwise noted. Advertisers that increase their aggregate advertising pages in these magazines may purchase advertising in other of these magazines at special rates.

    In addition, the Company publishes THE SPORTING NEWS, a national sports weekly; NATIONAL JOURNAL, a weekly magazine on politics and government; GOVERNMENT EXECUTIVE, a controlled-circulation trade magazine for government business; SKIING TRADE NEWS, a controlled-circulation business magazine; THE SPORTING GOODS DEALER, a monthly controlled-circulation trade magazine; and other related publications. These magazines are primarily intended for specialized markets.

CABLE TELEVISION

    Through its subsidiary, Times Mirror Cable Television, Inc., the Company provides cable television service in 13 states. At December 31, 1993, the aggregate number of basic cable television subscribers measured in terms of equivalent billing units was 1,208,398 compared with 1,182,581 at December 31, 1992. The aggregate number of pay subscribers at December 31, 1993 was 703,434 compared with 742,792 at December 31, 1992.

    Cable television is subject to regulation by the Federal Communications Commission (the "FCC") and by state and local agencies. The regulations restrict cable television in some respects and impose various affirmative requirements.

    On October 5, 1992, Congress enacted the Cable Television Consumer Protection and Competition Act of 1992 ("1992 Cable Act"), which substantially amends the provisions of the Cable Communications Policy Act of 1984 and greatly expands federal and local regulation of the cable communications industry. Among other matters, the 1992 Cable Act provides for the regulation of basic and tier services, allows broadcast television stations to choose either "must carry" rights or retransmission consent rights, regulates the sale of cable programming and implements other operational requirements.

    The 1992 Cable Act is in the process of being implemented by the FCC through various rulemaking proceedings. In April 1993, the FCC adopted regulations governing rates for basic and tier services which became effective on September 1, 1993. The Company implemented the FCC's requirements that became effective on September 1, 1993 in a manner management believes is consistent with the regulations promulgated by the FCC.

    On February 22, 1994, the FCC significantly modified the September 1993 rate regulations. The reregulation activities are designed to reduce subscriber rates and most annual basic rate increases (other than per channel and per program services). In addition, a legislated basic rate freeze, which became effective in April 1993 and was scheduled to expire in mid-February 1994, has been extended to May 15, 1994. As of the date of this filing, the FCC has yet to release the text of its February 22, 1994 decisions, and thus their impact on the Company's operations is still largely unknown at this time.

BROADCAST TELEVISION

    On March 29, 1993, the Company announced two agreements for the sale of its four broadcast television stations to Argyle Television Holdings, Inc. The sale of KTVI-TV in St. Louis, Missouri, and WVTM-TV in Birmingham, Alabama was completed in July. The sale of KDFW-TV in Dallas, Texas and KTBC-TV in Austin, Texas was completed near the end of the year. The results of operations of the Broadcast Television segment have been reported as discontinued operations in the Company's Statements of Consolidated Income.

COMPETITION

    Besides competing vigorously with similar media in their respective markets, the Company's newspapers and magazines compete with other local and national advertising and sales promotion media. In addition, the Company's cable television operations compete with broadcast television and other media in their market areas. Keen competition is encountered in all phases of the Company's book and magazine publishing operations, as well as in other areas of its business.

EMPLOYEES

    At December 31, 1993, the Company had 26,936 employees, 20,451 of whom were full-time employees. Approximately 3,853 employees were represented by collective bargaining agents. The Company believes that its employee relations are good. Employees receive supplemental benefits ranging from various forms of group insurance coverage to retirement income programs.

RECENT DEVELOPMENTS

    None.

ITEM 2.  PROPERTIES.

    The general character, location, terms of occupancy and approximate size of the Company's materially important physical properties at December 31, 1993 are listed below.

                                                             APPROXIMATE AREA
                                                              IN SQUARE FEET
                                                           ---------------------
GENERAL CHARACTER OF PROPERTY                                  OWNED  LEASED (1)
- --------------------------------------------------------------------------------
NEWSPAPER PUBLISHING
  Printing plants, business and editorial offices,
   garages and warehouse space located in:
    Los Angeles, California..............................  2,371,000     291,000
    Hartford, Connecticut................................  1,048,000     127,000
    Baltimore, Maryland..................................    844,000      17,000
    Melville, Long Island, New York......................    700,000       2,000
    Other locations......................................    503,000   1,371,000
BOOK, MAGAZINE AND OTHER PUBLISHING
  Business and editorial offices and warehouses in
    California, Colorado, Illinois, Missouri, New York,
    Iowa and other locations.............................  1,330,000   1,584,000
CABLE TELEVISION
  Business offices, warehouses and garages located in
    Arizona, California, and other locations.............    150,000     629,000
CORPORATE
  Corporate offices and garage located in California, New
    York, New Jersey and Washington, D.C.................    349,000      29,000
    The  Company  also  owns  other business  and  editorial  offices, warehouse facilities and investment properties, aggregating approximately 346,000  square feet in various separate locations.
- --------------------------------------------------------------------------------

(1) The Company's material lease agreements expire at various dates through 2014.

ITEM 3.  LEGAL PROCEEDINGS.

    The Registrant and its subsidiaries are defendants in actions for libel and other matters arising out of their business operations. In addition, from time to time, the Registrant and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its business or financial condition.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The Registrant's principal officers, including executive officers, as of March 21, 1994 are identified in the table below. They are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Except as indicated below, all such officers have been employed by the Company for more than five years:

                              POSITIONS AND OFFICES                               OFFICER
         NAME            AGE  WITH TIMES MIRROR                                     SINCE
- -----------------------------------------------------------------------------------------
Robert F. Erburu          63  Chairman of the Board, President and Chief             1961
                               Executive Officer
Curtis A. Hessler         50  Executive Vice President                               1991(1)
Richard T. Schlosberg     49  Executive Vice President                               1990
III
Edward E. Johnson         50  Senior Vice President                                  1984
Larry W. Wangberg         51  Senior Vice President                                  1986
Donald F. Wright          59  Senior Vice President                                  1988
Patrick A. Clifford       52  Group Vice President                                   1990
Ann E. Dilworth           47  Group Vice President, New Consumer Media               1992(2)
John H. Zenger            62  Group Vice President                                   1992(3)
Debra A. Gastler          41  Vice President, Taxes                                  1994(4)
James F. Guthrie          49  Vice President and Chief Financial Officer             1993(5)
Michael Liebhold          49  Vice President, Technology                             1994(6)
Stephen C. Meier          43  Vice President, Administration and Community           1989
                               Affairs
James R. Simpson          53  Vice President, Human Resources                        1983
Duane L. Storhaug         56  Vice President and Controller                          1987
Thanos Triant             48  Vice President, Information Systems                    1994(7)
Thomas Unterman           49  Vice President and General Counsel                     1992(8)
Efrem Zimbalist III       46  Vice President, Strategic Development                  1993(9)
Alan L. Ross              49  Treasurer                                              1981
O. Jean Williams          45  Secretary and Associate General Counsel                1989
- -----------------------------------------------------------------------------------------

(1) Curtis A. Hessler was elected effective February 15, 1991. Mr. Hessler was an executive of UNISYS Corporation from June 1984 to February 1991, serving as vice chairman at the time of his departure.
(2) Ann E. Dilworth was elected effective August 3, 1992. She was president of Addison-Wesley General and International Publishing Company from 1988 to 1991.
(3) John H. Zenger was elected effective March 26, 1992. Prior thereto, he had been chairman and chief executive officer of Zenger-Miller, Inc. since 1977.
(4) Debra A. Gastler was elected effective January 3, 1994. Prior thereto, she had been Vice President -- Tax of Pacific Enterprises since 1990 and director of taxes of Pacific Enterprises since 1987.
(5) James F. Guthrie was elected effective March 4, 1993. Prior thereto, he had been senior vice president and chief financial officer of Times Mirror Cable Television, Inc. since 1982.
(6) Michael Liebhold was elected effective March 3, 1994. Prior thereto, he was lead research scientist and manager at Apple Computer, Inc. in the area of advanced media systems since 1984, and was senior scientist, Media Architecture Research, Advanced Technology Group at the time of his departure.
(7) Thanos Triant was elected effective March 3, 1994. He was director, systems architecture, of Sun Microsystems since 1992 and director of management systems of Sun Microsystems since 1990. Prior thereto, he was senior vice president, Business Development and Technology of McGraw Hill Financial Services since 1989.

(8) Thomas Unterman was elected effective October 1, 1992. Prior thereto, he had been a partner at Morrison & Foerster since 1986.
(9) Efrem  Zimbalist III was elected effective  March 4, 1993. Mr. Zimbalist was chairman and chief executive  officer of Correia Art  Glass, Inc. from  1978 until he joined the Company in July 1992.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

    The Registrant's Series A Common Stock is traded principally on the New York Stock Exchange and is also listed on the Pacific Stock Exchange. The Registrant's Series C Common Stock is not traded, is subject to restrictions on transfer and is not listed on any securities exchange. The Series C Common Stock is, however, convertible into Series A Common Stock at the holder's option or upon transfer to a non-permitted transferee. At March 7, 1994, there were approximately 4,998 record holders of Series A Common Stock and 3,466 record holders of Series C Common Stock.

    The price ranges for Series A Common Stock and the quarterly cash dividends paid on all Common Stock in 1992 and 1993 are listed below. Although the Registrant expects to continue its policy of paying regular quarterly cash dividends, the continuance of this policy depends on the Company's future earnings, capital requirements and financial condition.

                                               1993                                   1992
                               -------------------------------------  -------------------------------------
                                   STOCK PRICE        CASH DIVIDEND       STOCK PRICE        CASH DIVIDEND
                               --------------------  ---------------  --------------------  ---------------
           QUARTER                  HIGH        LOW   DECLARED  PAID       HIGH        LOW   DECLARED  PAID
- --------------------------------------------------------------------  -------------------------------------
First........................  35         30 1/8          $.27  $.27  38 3/8     29 5/8          $.27  $.27
Second.......................  33 1/2     30 5/8           .27   .27  37 1/2     32 7/8           .27   .27
Third........................  32 5/8     28 1/4           .27   .27  36 1/4     29 1/2           .27   .27
Fourth.......................  35 1/8     28 1/2           .27   .27  32 5/8     28 1/2           .27   .27
- -----------------------------------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA.

    The following selected financial information has been derived from the Consolidated Financial Statements that have been audited by Ernst & Young, independent auditors. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes thereto included elsewhere in this Form 10-K.

                SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
                             AND OTHER INFORMATION

       (In thousands of dollars except per common share, financial ratios and other)

                                              1993                1992                1991                1990                1989
- ----------------------------------------------------------------------------------------------------------------------------------
OPERATING RESULTS
  Revenues....................          $3,714,158          $3,594,044          $3,519,975          $3,516,347          $3,414,703
  Restructuring charges.......              80,164             202,700              42,300
  Operating profit............             295,529             146,729             282,815             337,837             498,531
  Interest expense............              85,237              74,501              77,403              76,359              55,020
  Income from continuing
   operations before income
   taxes (1)..................             301,717              85,797             143,886             273,801             452,667
  Income from discontinued
   operations, net of income
   taxes (2)..................             153,046              21,458              14,000              21,334              26,063
  Income before cumulative
    effect of changes in
    accounting principles.....             317,159              56,775              81,954             180,477             297,987
  Net income (loss) (1).......             317,159             (66,601)             81,954             180,477             297,987
- ----------------------------------------------------------------------------------------------------------------------------------
PER COMMON SHARE
  Income from continuing
   operations (1).............               $1.27               $ .27               $ .53               $1.24               $2.10
  Income from discontinued
   operations (2).............                1.19                 .17                 .11                 .16                 .20
  Earnings (loss) per share
   (1)........................                2.46                (.52)                .64                1.40                2.30
  Dividends declared..........                1.08                1.08                1.08                1.08                1.02
  Dividends paid..............                1.08                1.08                1.08                1.08                1.00
- ----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL INFORMATION
  Current assets..............  $        1,217,258  $          938,447  $          871,378  $          891,681  $          856,304
  Property, plant and
   equipment -- net...........           1,756,287           1,756,840           1,705,879           1,698,469           1,543,569
  Total assets................           4,606,114           4,386,350           4,106,126           4,243,559           3,997,117
  Long-term debt..............             795,454           1,114,367             978,351           1,068,202             892,318
  Shareholders' equity........           1,899,275           1,700,646           1,884,008           1,917,413           1,877,170
  Working capital.............              55,226               1,233              51,974             199,774             161,356
  Additions to property, plant
   and equipment (3)..........             219,007             195,907             204,490             334,699             419,227
- ----------------------------------------------------------------------------------------------------------------------------------
FINANCIAL RATIOS
  Current ratio...............                1.05                1.00                1.06                1.29                1.23
  Total debt as a % of
   adjusted capitalization....                37.3%               41.7%               36.7%               39.2%               36.7%
  Income as a % of revenues
   (4)........................                 3.6%                1.4%                3.6%                5.1%                8.5%
  Return on average
   shareholders' equity (4)...                 7.5%                2.7%                6.6%                9.5%               16.4%
  Dividend payout as a % of
   net income (4).............               102.8%              285.2%              110.7%               76.9%               44.3%
- ----------------------------------------------------------------------------------------------------------------------------------
OTHER
  Price range of common
   stock......................  $ 35 1/8 to 28 1/4  $ 38 3/8 to 28 1/2  $ 32 5/8 to 25 1/2  $ 39 3/8 to 21 1/4       $45 to 32 3/8
  Book value of common
   stock......................              $14.76              $13.23              $14.66              $14.92              $14.54
  Number of shareholders at
   end of year................               5,098               5,257               5,365               5,547               5,663
  Number of employees at end
   of year....................              26,936              28,313              27,732              29,121              29,066
  Number of common shares
   outstanding at end of
   year.......................         128,609,051         128,572,566         128,519,055         128,484,169         129,146,775
- ----------------------------------------------------------------------------------------------------------------------------------

This summary should be read in conjunction with the consolidated financial statements and notes thereto.
(1) Included in income from continuing operations before income taxes and net income (loss) are nonrecurring gains (charges) as follows (in thousands):
    1993 -- $86,799  and $50,364  ($.39 per share);  1992 --  $8,673 and  $5,026
    ($.04  per share);  1991 -- $(71,503)  and $(43,415) ($.35  loss per share);
    1989 -- $9,156 and $6,233 ($.05 per share, net of a nonrecurring charge), respectively.
(2) Included in income from discontinued operations, net of income taxes (in thousands): 1993 -- gain on the sale of broadcast television stations of $131,702 ($1.02 per share).
(3) Excludes capital assets acquired in business combinations accounted for as purchases.
(4) Excludes nonrecurring gains and charges, and, in 1992, the cumulative effect of changes in accounting principles.

               FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION
                           (In thousands of dollars)

                                           1993       1992       1991       1990       1989
- -------------------------------------------------------------------------------------------
REVENUES
  Newspaper Publishing..............  $1,980,717 $1,943,229 $1,974,351 $2,066,872 $2,065,890
  Book, Magazine and Other
   Publishing.......................  1,263,326  1,213,054  1,143,486  1,068,975    960,296
  Cable Television..................    470,409    438,614    402,801    370,028    332,450
  Corporate and Other...............                              391     11,412     56,487
  Intersegment Revenues.............       (294)      (853)    (1,054)      (940)      (420)
- -------------------------------------------------------------------------------------------
                                      $3,714,158 $3,594,044 $3,519,975 $3,516,347 $3,414,703
- -------------------------------------------------------------------------------------------
OPERATING PROFIT (1)
  Newspaper Publishing..............  $ 107,346  $  19,126  $  93,094  $ 171,257  $ 309,850
  Book, Magazine and Other
   Publishing.......................    171,070    110,821    185,386    156,245    143,656
  Cable Television..................    106,487     82,970     74,143     69,699     58,131
  Corporate and Other...............    (89,374)   (66,188)   (69,808)   (59,364)   (13,106)
- -------------------------------------------------------------------------------------------
                                      $ 295,529  $ 146,729  $ 282,815  $ 337,837  $ 498,531
- -------------------------------------------------------------------------------------------
IDENTIFIABLE ASSETS
  Newspaper Publishing..............  $1,996,993 $2,026,615 $2,019,038 $2,033,605 $1,893,627
  Book, Magazine and Other
   Publishing.......................  1,302,189  1,302,362  1,121,847  1,154,782  1,112,372
  Cable Television..................    759,774    742,619    621,368    636,489    616,739
  Broadcast Television..............               122,955    120,649    124,597    125,406
  Corporate and Other...............    549,890    241,533    339,590    378,984    341,074
  Eliminations......................     (2,732)   (49,734)  (116,366)   (84,898)   (92,101)
- -------------------------------------------------------------------------------------------
                                      $4,606,114 $4,386,350 $4,106,126 $4,243,559 $3,997,117
- -------------------------------------------------------------------------------------------
DEPRECIATION, AMORTIZATION AND DEPLETION
  Newspaper Publishing..............  $ 113,877  $ 105,939  $ 110,946  $ 100,458  $  82,234
  Book, Magazine and Other
   Publishing.......................     55,306     50,797     56,296     66,431     64,765
  Cable Television..................     95,336     78,314     76,499     70,401     61,991
  Corporate and Other...............      1,795      1,753      2,664      2,588      7,616
- -------------------------------------------------------------------------------------------
                                      $ 266,314  $ 236,803  $ 246,405  $ 239,878  $ 216,606
- -------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES
  Newspaper Publishing..............  $  66,429  $  88,226  $ 119,963  $ 231,493  $ 312,473
  Book, Magazine and Other
   Publishing.......................     34,724     21,563     20,466     28,824     29,190
  Cable Television..................    116,914     82,333     60,426     66,641     70,590
  Broadcast Television..............                 3,464      3,141      6,803      6,189
  Corporate and Other...............        940        321        494        938        785
- -------------------------------------------------------------------------------------------
                                      $ 219,007  $ 195,907  $ 204,490  $ 334,699  $ 419,227
- -------------------------------------------------------------------------------------------

(1) Includes restructuring charges as follows (in thousands):

                                           1993       1992       1991
- ---------------------------------------------------------------------
Newspaper Publishing................    $33,080   $106,700    $39,690
Book, Magazine and Other
  Publishing........................     25,300     96,000      1,160
Corporate and Other.................     21,784                 1,450
- ---------------------------------------------------------------------
                                        $80,164   $202,700    $42,300
- ---------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

OVERVIEW

    Times Mirror's revenues and operating profit improved in 1993, but continued to be impacted by recessionary conditions in key markets, as well as by cost restructuring activities.

    The economic weakness of Southern California, the Company's largest newspaper market; the restructuring of Matthew Bender, the largest professional publishing company; and the impact of cable rate regulations imposed during 1993 limited the growth of the Company's three business segments. These factors are expected to continue to constrain operating performance in 1994.

RESTRUCTURING CHARGES

    Efforts to streamline and restructure the operational and administrative functions in the Company's businesses were undertaken in 1991, 1992 and 1993 in newspaper publishing, in 1992 at Matthew Bender, the Company's legal information publisher, and in 1993 at other professional publishing companies and in corporate administration. The restructuring charges over this three-year period have totaled $325.2 million, or $196.5 million after taxes, principally for severance and payroll-related costs for staff reductions and for expected losses on leased facilities. Approximately 20 percent of the restructuring charges consisted of non-cash items, primarily for enhanced pension or postretirement benefits with a smaller portion for asset write-offs. The restructuring efforts have helped to improve operating results in newspaper publishing and are expected to improve results at the professional publishing companies over the longer term. The Company is continuing to pursue cost reduction and process re-engineering opportunities. This work could lead to additional restructuring or other charges in future periods.

SALE OF BROADCAST TELEVISION STATIONS

    The Company sold its four broadcast television stations to Argyle Television Holdings, Inc. ("Argyle"). These television stations formed the Company's entire business segment for Broadcast Television. This divestiture was completed near year-end 1993 for $320 million in cash as well as warrants in Argyle. Earnings from this divested segment as well as the gain on the sale are reported as Income from Discontinued Operations for 1993 and prior years. Additional information regarding the discontinuance and sale of this segment and its financial results is set forth in Note P to the consolidated financial statements.

SALES OF OTHER ASSETS

    Other assets sold in 1993 were QVC Network, Inc. common stock, and a small cable system. In the prior two years, the Company sold two other cable systems and Broadcasting Publications, Inc., a trade magazine publisher. Over the three-year period, the net gains on these sales totaled $89.0 million, or $53.8 million after taxes.

ACQUISITIONS IN PROFESSIONAL PUBLISHING

    Strategic acquisitions of professional publishing companies, including the 1993 acquisition of three small medical publishers and a small specialty education publisher, and the fourth-quarter 1992 acquisition of Wm C. Brown Communications, Inc. contributed to the continued growth of professional publishing. The Brown acquisition substantially increased Times Mirror's base of higher education publishing operations that also includes the business and economics publishing of Richard D. Irwin and the health science and technical textbooks of Mosby-Year Book. College publishing revenues and profits are highly seasonal, with low activity in the first quarter and peak performance in the third and fourth quarters of the year.

NEWSPAPER PUBLISHING OUTLOOK

    Growth in the Newspaper Publishing group will depend primarily on the timing and extent of economic recovery in Times Mirror's local newspaper markets, particularly Southern California. Newspaper publishing operating results traditionally reflect the economic trends of the local marketplace. Full-run retail and classified advertising volume, which historically contribute more than 50 percent of a newspaper's operating revenues, remained depressed in 1993 for a third consecutive year, due principally to severe regional recessions in the northeastern United States and in Southern California. In addition, structural shifts in the retail marketplace, including retailer consolidations, changing consumer buying habits and growth in discount stores which do not use newspaper advertising, have depressed past results and may impact the extent of retail advertising growth in the future.

BOOK, MAGAZINE AND OTHER PUBLISHING OUTLOOK

    The Book, Magazine and Other Publishing group will face several major challenges in 1994. The restructuring of pricing policies at Matthew Bender will result in reduced revenue and operating profit, particularly during the first half of 1994. Federal and state budgetary pressures are expected to constrain growth in most academic textbook and health science information markets. Magazine publishing is likely to face continued weakness in advertising. The Company's emphasis throughout this sector is on positioning cost structures and product development so as to generate superior profit and market share growth as industry conditions improve. Over the longer term, the introduction of electronic versions of core products, a continued expansion into international sales and the recovery of the magazine advertising market are expected to stimulate renewed growth in this business group.

CABLE TELEVISION REREGULATION

    The Federal Communications Commission's ("FCC") rate regulations implementing the Cable Television Consumer Protection and Competition Act of 1992 were effective September 1, 1993. The Company implemented the FCC's regulations in a manner which mitigated the impact on revenues to the extent legally permitted. Costs related to subscriber communications, required by the changed regulations, dampened growth in operating profit at cable television during 1993. The September 1993 guidelines were significantly modified by the FCC on February 22, 1994. Revenue and operating profit growth are expected to be adversely affected in 1994 by this reregulation.

CABLE TELEVISION STRATEGIC REVIEW

    During 1993, the Company conducted a number of strategic reviews of its position in the cable television industry. The Company has retained investment bankers to assist in this pursuit of strategic alternatives. The outcome of these efforts cannot be predicted at this time.

CONSOLIDATED RESULTS OF OPERATIONS

    The   following  table  summarizes  Times  Mirror's  financial  results  (in millions, except per share amounts and tax rates):

                                                                 1993       1992       1991
- -------------------------------------------------------------------------------------------
Revenues..................................................   $3,714.2   $3,594.0   $3,520.0
Restructuring charges.....................................       80.2      202.7       42.3
Operating profit..........................................      295.5      146.7      282.8
Interest expense..........................................       85.2       74.5       77.4
Nonrecurring gains (charges)..............................       86.8        8.7      (71.5)
Income from continuing operations.........................      164.1       35.3       68.0
Income from discontinued operations, net of tax...........       21.3       21.5       14.0
Gain on sale of discontinued operations, net of tax.......      131.7
Income before changes in accounting principles, net of
 tax......................................................                  56.8
Cumulative effect of changes in accounting principles, net
 of tax...................................................                (123.4)
Net income (loss).........................................      317.2      (66.6)      82.0
Earnings (loss) per share.................................    $  2.46    $  (.52)   $   .64
Effective tax rate........................................       45.6%      58.8%      52.8%
- -------------------------------------------------------------------------------------------

1993 COMPARED TO 1992

    Year-to-year comparisons were significantly affected by the following items (in millions):

                                                                                    1993       1992
- ---------------------------------------------------------------------------------------------------
Nonrecurring gains...........................................................  $    86.8  $     8.7
- ---------------------------------------------------------------------------------------------------
Restructuring charges
  LOS ANGELES TIMES..........................................................  $    28.5  $    87.7
  Other Newspaper Publishing.................................................        4.6       19.0
  Matthew Bender.............................................................                  96.0
  Other Professional Publishing..............................................       25.3
  Corporate..................................................................       21.8
- ---------------------------------------------------------------------------------------------------
                                                                               $    80.2  $   202.7
Cumulative effect of changes in accounting principles, net of tax............             $   123.4
- ---------------------------------------------------------------------------------------------------

    The above items were nearly offsetting in 1993 but reduced net income in 1992 by $241.6 million.

    Revenue growth in all business segments produced a 3.3 percent increase in consolidated revenues between years, with acquisitions during late 1992 and in 1993 contributing to the overall growth. Operating profit more than doubled in 1993, reflecting significantly lower restructuring charges between years.

    Nonrecurring gains in 1993 (39 cents per share) and 1992 (4 cents per share) resulted from the 1993 sales of an investment in QVC Network, Inc. common stock and a small cable system with approximately 12,600 basic subscribers and the sale of two small cable systems in 1992.

    Financial results for 1993 were reduced by restructuring charges of $80.2 million, primarily for voluntary separation programs in the Newspaper Publishing group, costs related to streamlining operations in the Book, Magazine and Other Publishing group, and costs associated with the planned consolidation of certain administrative functions across all Times Mirror companies. Financial results for 1992 were reduced by restructuring charges of $202.7 million for voluntary early retirement and separation programs at the LOS ANGELES TIMES and NEWSDAY, costs for the shutdown of a regional edition of THE TIMES, and costs related to a restructuring program at Matthew Bender.

    Income from continuing operations in 1993 was substantially improved over the prior year, helped by the slightly higher revenues. In addition, restructuring charges were more than offset by nonrecurring gains from asset sales in 1993, while 1992's income from continuing operations absorbed $202.7 million of restructuring charges.

    Cost containment across all business activities is an integral part of the restructuring effort. Managed health care programs were established in 1993 for current employees and substantial changes were made to the postretirement medical and life insurance benefit programs. These actions lowered employee health care costs in 1993 and significantly reduced the Company's postretirement benefit costs for 1993 and future years. Higher pension expense in 1993, due to a decline in interest rates, offset the favorable impact of these actions. Notes A and K to the consolidated financial statements describe the Company's pension and postretirement benefit plans.

    Discontinued operations consist of the operating results of the Broadcast Television segment, which was sold near year-end 1993 for an after-tax gain of $131.7 million. Operating results of this segment were relatively unchanged between years, except that the 1992 results included a gain of $3.9 million
($3.1 million after taxes, or 2 cents per share) from the settlement of litigation over damage to the broadcast tower of the Dallas television station.

    Net income in 1993 rose on the higher income from continuing operations as well as the gain on the sale of the discontinued operations. The 1992 net loss arose primarily as a result of the cumulative adjustment from the adoption of the new accounting standard for postretirement benefits.

    Interest expense in 1993 increased to $85.2 million, from $74.5 million last year. Average daily debt levels in 1993 were approximately $100 million higher than 1992. Lower interest rates between years partly offset this increase in debt. Also contributing to the rise in interest expense during 1993 was a $3.6 million decline in capitalized interest and interest related to subleases.

    The 1993 effective tax rate reflects the new federal income tax rates enacted in the third quarter of 1993. The 1993 tax provision increased by $5.9 million, or 5 cents per share, as a result of this tax legislation. The high effective tax rates in 1992 and 1991 were primarily the result of state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill and other intangibles, which cause a higher effective tax rate when operating income declines.

FOURTH QUARTER 1993 COMPARED WITH 1992

    Consolidated revenues of $1.02 billion for  the fourth quarter of 1993  were
3.9 percent higher than the prior-year quarter. Operating profit was $53.4 million in 1993 compared to a net operating loss of $85.9 million in 1992's fourth quarter. The fourth quarter included restructuring charges of $76.4 million (35 cents per share) in 1993 and $183.7 million (86 cents per share) in 1992. Fourth-quarter 1993 income from continuing operations rose to $23.2 million, or 18 cents per share, compared with a loss from continuing operations of $66.5 million, or 52 cents per share, in 1992. Net income in the fourth quarter of 1993 was $161.8 million, or $1.26 per share, compared to a net loss of $61.7 million, or 48 cents per share, in 1992.

    Newspaper Publishing group revenues of $549.5 million in the fourth quarter of 1993 were 5.9 percent higher than the same period in the prior year, with all newspapers reporting higher advertising revenues. Circulation revenue gains related to a change to a dealer distribution system at one of the eastern newspapers were mostly offset by lower circulation revenues at the LOS ANGELES TIMES due to the closure of the San Diego Edition and the curtailment of deliveries to other outlying areas. Modest price increases for home-delivered subscriptions at THE TIMES were more than offset by lower single copy sales. THE TIMES offered several voluntary separation programs to employees during the last quarters of each year, the costs of which are included in fourth-quarter charges of $29.3 million in 1993 and $87.7 million in 1992. Excluding these fourth-quarter restructuring charges, the group's 1993 fourth-quarter operating profit would have risen 48.1 percent to $58.5 million, reflecting the higher revenues. This improvement also includes newsprint volume and price declines at THE TIMES, which were partially offset by higher newsprint volume and prices at the eastern newspapers, as well as significantly lower distribution costs.

    Book, Magazine and Other Publishing fourth-quarter revenues of $347.7 million were about one percent more than the $345.4 million reported in the comparable period of 1992. Revenue increases were generated primarily by small acquisitions in the health sciences area during 1993 and the acquisition of Wm
C. Brown Communications, Inc. on October 31, 1992. These gains were largely offset by revenue declines at Matthew Bender and the training companies. Matthew Bender's revenue declines were an anticipated part of the restructuring which began in late 1992. Bender's revenue declines are expected to continue in 1994. Fourth-quarter 1993 operating profit for the group included $25.3 million of restructuring charges related to streamlining operations at certain professional publishing companies. The operating loss of $34.3 million in the fourth quarter of 1992 included a $96 million charge for the restructuring program at Matthew Bender. Excluding the restructuring charges in both years, the group's operating profit would have been $62.8 million in the fourth quarter of 1993 and $61.7 million in the fourth quarter of 1992. The revenue impacts described above similarly affected operating profits.

    Fourth-quarter 1993 Cable Television revenues of $121.9 million improved 5.0 percent from the prior-year quarter on the strength of basic subscriber growth. Substantial subscriber growth in Phoenix, Arizona, and increased advertising and other revenues more than offset slight revenue declines resulting from the cable rate reregulation. Operating profit benefited from the reversal of a $3.7 million charge made in 1992 for an expected loss on a sublease for facilities in Orange County, California. Excluding the charge in 1992 and the reversal in 1993, fourth-quarter operating profit would have risen 12.9 percent as a result of higher revenues and operational improvements. Operating profit growth during the 1993 fourth quarter was moderated by increased depreciation and amortization and the additional costs associated with subscriber communications during the implementation of legislated cable rate reregulation. Cable operating cash flow, defined as operating profit plus depreciation and amortization, rose to $53.5 million, for an operating cash flow margin of 43.9 percent for the 1993 fourth quarter, compared to 32.0 percent for the same period in 1992.

    Corporate and Other's deficit in the fourth quarter of 1993 increased to $41.3 million, nearly $20 million larger than the prior year's deficit of $21.3 million. The 1993 fourth quarter includes a $21.8 million restructuring charge for the costs associated with the planned re-engineering and consolidation of certain financial processes across all Times Mirror companies.

    As described in the Overview section and in further detail in Note P to the consolidated financial statements, the Company's Broadcast Television segment was sold near year-end 1993. The $131.7 million after-tax gain from the sale is reported as part of Income from Discontinued Operations for the fourth quarter of 1993.

1992 COMPARED WITH 1991

    Consolidated 1992 revenues were $3.59 billion compared with $3.52 billion in 1991. Income from continuing operations in 1992 declined to $85.8 million from $143.9 million in 1991. The 1992 restructuring charges of $202.7 million (96 cents per share) were partially offset by a gain on the sale of cable assets of $8.7 million (4 cents per share). The Company's 1991 results were adversely impacted by $42.3 million (18 cents per share) for restructuring charges, as well as nonrecurring charges totaling $71.5 million (35 cents per share) for a write-down of THE DENVER POST note and other assets and a loss on asset sales. For 1992, a net loss of $66.6 million, or 52 cents per share, compared with 1991 net income of $82.0 million, or 64 cents per share. The 1992 net loss primarily arose from the $123.4 million net cumulative charge (96 cents per share) resulting from the January 1, 1992 adoption of new accounting standards for postretirement benefits and income taxes.

    Excluding restructuring charges in both 1992 and 1991, operating profit of $349.4 million in 1992 was up $24.3 million from the prior year due to the acquisition of Wm. C. Brown Communications, Inc. and strong revenue gains in college publishing, flight information and cable television.

    Interest expense of $74.5 million in 1992 was lower than the $77.4 million recorded in 1991, due to lower average debt levels and interest rates, although these favorable factors were largely offset by a $9.6 million decrease in interest capitalized for major construction activities between years.

ANALYSIS BY SEGMENT

NEWSPAPER PUBLISHING

    Newspaper Publishing revenues and operating profit are as follows (in millions):

                                                                      1993       1992       1991
- ------------------------------------------------------------------------------------------------
Revenues
  Advertising..................................................  $ 1,465.1  $ 1,469.2  $ 1,516.7
  Circulation..................................................      453.0      428.4      418.1
  Other........................................................       62.6       45.6       39.6
- ------------------------------------------------------------------------------------------------
                                                                 $ 1,980.7  $ 1,943.2  $ 1,974.4
- ------------------------------------------------------------------------------------------------
Operating Profit...............................................  $   107.3  $    19.1  $    93.1
- ------------------------------------------------------------------------------------------------

    Recessionary conditions in Southern California continued to depress advertising volume and revenue growth at the LOS ANGELES TIMES, offsetting the impact of an improvement in the major markets of Times Mirror's eastern newspapers.

    Revenues for the group rose 1.9 percent in 1993 due primarily to an increase in circulation revenues related to a change to dealer distribution systems at NEWSDAY and the HARTFORD COURANT in 1992. Advertising revenues of $1.47 billion in 1993 were essentially level with the prior year, as a third consecutive year of declines at THE TIMES offset growth at the eastern newspapers. In 1993, advertising revenues at THE TIMES declined 3.3 percent to $775.7 million, compared with $802.1 million in 1992 and $835.2 million in 1991. Times Mirror's eastern newspapers, led by a strong performance at NEWSDAY, reported advertising revenues of $689.4 million for 1993, compared to $667.1 million in 1992 and $681.5 million in 1991.

    Circulation revenues rose 5.7 percent in 1993, primarily reflecting the previously mentioned dealer distribution systems change and modest circulation price increases in some markets. Excluding the impact of the dealer distribution change, circulation revenues would have declined 2.0 percent in 1993 as a result of expected circulation volume declines with the elimination of THE TIMES' San Diego Edition in late 1992, the reduction of duplicate morning and evening circulation at THE BALTIMORE SUN newspapers, and lower single copy sales.

    Other newspaper group revenues rose 37.3 percent from the prior year, aided by growth in alternative delivery services.

    Newspaper Publishing operating profit for 1993 was reduced by $33.1 million, primarily for voluntary separation programs at THE TIMES, NEWSDAY and THE BALTIMORE SUN, while 1992 operating profit was reduced by $106.7 million for voluntary separation programs at THE TIMES and NEWSDAY, as well as the costs of closing the San Diego Edition of THE TIMES. Excluding restructuring charges in both years, operating profit in 1993 would have increased 11.6 percent to $140.4 million from $125.8 million in 1992. Operating costs rose slightly in 1993 due to the change in dealer distribution systems. Excluding the change and restructuring charges, operating costs would have declined on a year-over-year basis. Newsprint expense was virtually flat as lower consumption offset a one percent average price increase. The operating profit margin for the group, excluding restructuring charges, would have been 7.1 percent in 1993 and 6.5 percent in 1992.

    The Newspaper Publishing group's 1992 revenues were 1.6 percent below 1991, while operating profit was off 79.5 percent from 1991. The 1992 results include the impact of restructuring charges of $106.7 million but also reflect declines in advertising volume. The 1991 operating profit was reduced by a $39.7 million restructuring charge for voluntary early retirement and separation programs at THE TIMES and THE BALTIMORE SUN. Excluding restructuring charges in both years, operating profit would have declined 5.3 percent to $125.8 million in 1992, from $132.8 million in 1991, as higher postretirement benefit expense was only partly offset by lower newsprint expense between years.

BOOK, MAGAZINE AND OTHER PUBLISHING

    Book, Magazine and Other Publishing revenues and operating profit are as follows (in millions):

                                                                      1993       1992       1991
- ------------------------------------------------------------------------------------------------
Revenues
  Professional Publishing......................................  $ 1,032.5  $   979.4  $   894.8
  Consumer Publishing..........................................      230.8      233.7      248.7
- ------------------------------------------------------------------------------------------------
                                                                 $ 1,263.3  $ 1,213.1  $ 1,143.5
- ------------------------------------------------------------------------------------------------
Operating Profit...............................................  $   171.1  $   110.8  $   185.4
- ------------------------------------------------------------------------------------------------

    Book, Magazine and Other Publishing group revenues increased 4.1 percent in 1993. Revenue gains from the 1993 acquisition of three small health science publishing companies and the fourth-quarter 1992 acquisition of Wm. C. Brown Communications, Inc., a major college publisher, more than offset an approximately 15 percent decline in revenue at Matthew Bender, the Company's legal information publisher. Group revenues also benefited from the continued growth of the Red Cross product line for Mosby-Year Book and market share gains within college publishing. Consumer publishing revenues declined one percent in 1993 as magazine advertising remained weak nationally.

    The revenue decline at Matthew Bender is the result of the major restructuring program initiated in 1992 to enhance future operations by transforming product lines, re-engineering work processes, reducing staff by more than 40 percent and sharply reducing facilities and related expenses. By marketing combined practice sets in core areas, instituting service fee annual subscription pricing and holding 1993 prices level with 1992 prices, Bender was able to reduce subscriber attrition rates in key product lines. The continuation of the price freeze in key areas and further marketing initiatives are expected to further reduce Matthew Bender's revenues and operating profit in 1994. The restructuring plan aims for a resumption of revenue and profit growth in 1995.

    Operating profit for the group included restructuring charges in both years, with a $25.3 million charge in 1993 for programs to streamline and consolidate certain administrative functions within the training, college, health science and technical publishing operations, and a $96 million charge in 1992 for the restructuring of Matthew Bender. Excluding these charges, the group's operating profit would have been $196.4 million in 1993, down 5.1 percent from $206.8 million in 1992. The operating profit margin for the group, excluding the restructuring charges in both years, would have been 15.5 percent in 1993 and
17.0 percent in 1992.

    In 1992, group revenues rose 6.1 percent on the strength of the legal and flight information publishing companies. Professional publishing revenues increased almost 10 percent in 1992, but consumer publishing revenues declined due to the absence of revenues from Broadcasting Publications, Inc., which was sold in May 1991. In 1992, operating profit declined to $110.8 million from the $185.4 million reported in 1991. Excluding the impact of the restructuring charge in 1992, group operating profit would have risen 11.5 percent to $206.8 million, reflecting strong revenue growth in flight information, health sciences and technical publishing, lower amortization of intangibles and the absence of operating losses at Broadcasting Publications, Inc.

CABLE TELEVISION

    Cable Television revenues and operating profit are as follows (in millions):

                                                                           1993       1992       1991
- -----------------------------------------------------------------------------------------------------
Revenues............................................................  $   470.4  $   438.6  $   402.8
- -----------------------------------------------------------------------------------------------------
Operating Profit....................................................  $   106.5  $    83.0  $    74.1
- -----------------------------------------------------------------------------------------------------

    Cable Television's 1993 revenues rose 7.2 percent due to increased basic subscriber revenues and the acquisition of Community Cablevision Company in the fourth quarter of 1992. Basic service subscriber levels reached 1,208,000 at year-end 1993. Excluding the divestiture of a small cable system of 12,600 subscribers in mid-1993, basic subscribers were up 3.2 percent over year-end 1992. Subscriber growth was particularly strong in Phoenix, Arizona, the Company's largest operating system. The Phoenix system grew by more than 20,000 subscribers and gained two percentage points of increased market penetration for the third consecutive year. Pay subscribers declined modestly to 703,000 from the year-end 1992 levels.

    The group's full-year operating profit rose 28.3 percent in 1993, due largely to subscriber revenue growth and operating cost efficiencies implemented in late 1992. The increase in operating profit between years included the 1993 reversal of a $3.7 million charge made in 1992 related to an expected loss on a sublease for facilities in Orange County, California. Excluding the $3.7 million in both years, cable operating profit would have risen 18.6 percent to $102.8 million. Operating costs before depreciation and amortization in 1993 were level with 1992, despite increased expenses associated with the implementation of the September 1, 1993 rate reregulation and the negotiation of more than 150 agreements with broadcasters for mandated consent agreements in conjunction with the major cable legislation of 1992.

    Full-year 1993 Cable Television financial results were not significantly impacted by the September 1, 1993 implementation of the Federal Communications Commission's ("FCC") rate regulations. However, Cable Television revenue and operating profit growth are expected to be adversely affected in 1994 by the FCC's reregulation activities. A legislated basic rate freeze, which was scheduled to expire in mid-February 1994, has been extended to May 15, 1994. In addition, the September 1993 rate regulations were significantly modified in late February 1994. The reregulation activities are designed to reduce subscriber rates and most annual basic rate increases.

    Excluding the previously mentioned $3.7 million in both years, cable operating cash flow, defined as operating profit plus depreciation and amortization, would have risen 20.0 percent to $198.1 million from

$165.0 million in 1992, while the operating cash flow margin in 1993 would have been 42.1 percent compared with 37.6 percent in 1992. A $17.0 million increase in depreciation and amortization is due to the significant increase in capital spending, which rose to $116.9 million in 1993, up from $82.3 million in 1992 and $60.4 million in 1991.

    The Cable group's revenues grew 8.9 percent in 1992, primarily on increased subscriber revenues and the Community Cablevision acquisition. Operating profit increased 11.9 percent, despite the $3.7 million sublease charge taken in late 1992. Excluding this charge, 1992 operating profit would have increased by 16.9 percent, primarily on the higher revenues. Operating cash flow, excluding the charge, would have risen 9.5 percent to $165.0 million in 1992, up from $150.6 million in 1991. The operating cash flow margin in 1992, excluding the charge, would have been 37.6 percent, slightly higher than the operating cash flow margin of 37.4 percent in 1991.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt at December 31, 1993 of $1.132 billion was down $83.4 million from the December 31, 1992 level. The debt-to-adjusted-capitalization ratio declined to 37.3 percent from 41.7 percent last year-end. The lower debt level in 1993 resulted from proceeds from asset sales which reduced overall borrowing. Subsequent to December 31, 1993, the Company received the proceeds from the sale of the broadcast television stations and used these proceeds to redeem commercial paper. Total debt at January 28, 1994 was $833.5 million, down $298.3 million from year-end 1993.

    Working capital, excluding short-term debt and the receivable from the 1993 sale of the broadcast television stations, was $95.1 million at December 31, 1993 compared to $102.0 million at the end of 1992. This decline primarily reflects higher unearned income at year-end 1993, due to the new pricing policies at Matthew Bender, which was partly offset by a reduction in accrued liabilities for restructuring activities.

    The  Company's  cash  requirements  are funded  primarily  by  its operating activities. If additional funds are needed, the Company obtains external financing, primarily through the issuance of commercial paper or fixed-rate debt. The commercial paper program is supported by unsecured long-term revolving bank lines of credit with commitments at December 31, 1993 totaling $390 million. If the commercial paper program requires additional support, the Company believes that additional lines of credit would be available to it. At December 31, 1993, the Company had registered for future sale $250 million of debt securities.

    During 1993, the Company generated $402.9 million in net cash from continuing operations, compared with $432.7 million in 1992. Cash outlays in 1993 for restructuring activities were only partly offset by cash receipts from newly instituted annual service fees for certain legal information products.

    Net cash used in investing activities during 1993 totaled $227.3 million, as compared to $460.9 million used in 1992. Cash used in acquisitions decreased $210.3 million in 1993, while cash received from asset sales increased by $63.4 million between years. These cash flow improvements were partly offset by a $30.5 million rise in capital expenditures during 1993. Spending on capital projects in 1994 is expected to be slightly higher than the 1993 spending.

    Net cash used in financing activities rose to $218.6 million in 1993 from $9.7 million in the prior year, reflecting a net repayment of debt during 1993. The Company paid dividends to shareholders of $138.9 million and $138.8 million in 1993 and 1992, respectively.

FUTURE ACCOUNTING REQUIREMENTS

    Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans," (SOP 93-6) will be adopted by Times Mirror on January 1, 1994. SOP 93-6 requires, among other things, that expense for certain ESOP shares be recognized based on the fair value of the shares on the date the shares are allocated to participants. Shares acquired by ESOPs on or before December 31, 1992 may continue to be accounted for under the prior accounting rules rather than SOP 93-6. All shares held by Times Mirror's ESOP were acquired prior to December 31, 1992. Times Mirror has elected to continue with its present method of accounting for those shares. As a result, SOP 93-6 will not have any effect on Times Mirror's 1994 earnings. Future shares purchased by the ESOP, if any, will be accounted for in accordance with SOP 93-6.

    Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits," (SFAS 112) will be adopted by Times Mirror on January 1, 1994. SFAS 112 requires that, if certain conditions are met, postemployment costs must be accrued during an employee's expected service period. No cumulative adjustment will be recorded. The adoption of SFAS 112 is not expected to have a significant effect on the Company's 1994 earnings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                                       PAGE
- -------------------------------------------------------------------------------------------
Report of Independent Auditors.......................................................    20
Statements of Consolidated Income -- Years Ended December 31, 1993, 1992 and 1991....    21
Consolidated Balance Sheets -- December 31, 1993 and December 31, 1992...............    22
Statements of Shareholders' Equity -- Years Ended December 31, 1993, 1992 and 1991...    24
Statements of Consolidated Cash Flows -- Years Ended December 31, 1993, 1992 and
 1991................................................................................    26
Notes to Consolidated Financial Statements...........................................    27

Financial Statement Schedules:

    Schedule II    --         Amounts Receivable From Related Parties and Underwriters,
                              Promoters and Employees Other Than Related Parties............    43
    Schedule V     --         Property, Plant and Equipment.................................    44
    Schedule VI    --         Accumulated Depreciation and Amortization of Property, Plant
                              and Equipment.................................................    45
    Schedule VIII  --         Valuation and Qualifying Accounts and Reserves................    46
    Schedule IX    --         Short-Term Borrowings.........................................    47
    Schedule X     --         Supplementary Income Statement Information....................    48
- --------------------------------------------------------------------------------------------------
        All other schedules are omitted because they are not required by the regulations or related instructions or are not applicable.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of The Times Mirror Company

    We have audited the accompanying consolidated balance sheets of The Times Mirror Company and subsidiaries as of December 31, 1993 and 1992, and the related statements of consolidated income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index to Financial Statements and Financial Statement Schedules. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Times Mirror Company and subsidiaries at December 31, 1993 and 1992, and the consolidated results of its operations and cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

    As discussed in Notes H and K to the consolidated financial statements, in 1992 The Times Mirror Company changed its method of accounting for income taxes and postretirement benefits other than pensions.

                                          ERNST & YOUNG

Los Angeles, California
February 3, 1994

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
               (In thousands of dollars except per share amounts)

                                                                         YEAR ENDED DECEMBER 31
                                                                   ----------------------------------
                                                                         1993        1992        1991
- -----------------------------------------------------------------------------------------------------
REVENUES.........................................................  $3,714,158  $3,594,044  $3,519,975
- -----------------------------------------------------------------------------------------------------
COSTS AND EXPENSES
  Cost of sales..................................................   2,039,034   1,977,862   1,943,204
  Selling, general and administrative expenses...................   1,299,431   1,266,753   1,251,656
  Restructuring charges..........................................      80,164     202,700      42,300
- -----------------------------------------------------------------------------------------------------
                                                                    3,418,629   3,447,315   3,237,160
- -----------------------------------------------------------------------------------------------------
OPERATING PROFIT.................................................     295,529     146,729     282,815
  Interest expense...............................................     (85,237)    (74,501)    (77,403)
  Nonrecurring gains (charges)...................................      86,799       8,673     (71,503)
  Other, net.....................................................       4,626       4,896       9,977
- -----------------------------------------------------------------------------------------------------
  Income from continuing operations before income taxes..........     301,717      85,797     143,886
  Income taxes...................................................     137,604      50,480      75,932
- -----------------------------------------------------------------------------------------------------
  Income from continuing operations..............................     164,113      35,317      67,954
  Discontinued operations:
    Income from discontinued operations, net of income taxes.....      21,344      21,458      14,000
    Gain on sale of discontinued operations, net of income
     taxes.......................................................     131,702
- -----------------------------------------------------------------------------------------------------
  Income before cumulative effect of changes in accounting
    principles...................................................     317,159      56,775      81,954
  Cumulative effect of changes in accounting principles:
    Postretirement benefits, net of income tax benefit of
     $84,931.....................................................                (133,376)
    Income taxes.................................................                  10,000
- -----------------------------------------------------------------------------------------------------
NET INCOME (LOSS)................................................  $  317,159  $  (66,601) $   81,954
- -----------------------------------------------------------------------------------------------------
  Earnings (loss) per share:
    Continuing operations........................................       $1.27       $ .27        $.53
    Discontinued operations:
      Income from operations.....................................         .17         .17         .11
      Gain on sale...............................................        1.02
- -----------------------------------------------------------------------------------------------------
    Before cumulative effect of changes in accounting
     principles..................................................        2.46         .44         .64
    Cumulative effect of changes in accounting principles:
      Postretirement benefits....................................                   (1.04)
      Income taxes...............................................                     .08
- -----------------------------------------------------------------------------------------------------
  Earnings (loss) per share......................................       $2.46      $ (.52)       $.64
- -----------------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           (In thousands of dollars)

                                                                          DECEMBER 31
                                                                     ----------------------
                                                                           1993        1992
- -------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
  Cash and cash equivalents........................................  $    5,023  $   24,769
  Accounts receivable, less allowances for doubtful accounts and returns of
    $72,645 and $67,302............................................     550,102     553,394
  Note and other receivables.......................................     296,458
  Inventories......................................................     161,251     167,168
  Deferred income taxes............................................      47,305      53,606
  Prepaid and other................................................     157,119     139,510
- -------------------------------------------------------------------------------------------
  Total current assets.............................................   1,217,258     938,447
PROPERTY, PLANT AND EQUIPMENT
  Land.............................................................      98,903     101,954
  Buildings........................................................     638,679     617,962
  Machinery and equipment..........................................   2,198,761   2,146,423
- -------------------------------------------------------------------------------------------
                                                                      2,936,343   2,866,339
  Less allowances for depreciation and amortization................   1,180,056   1,109,499
- -------------------------------------------------------------------------------------------
                                                                      1,756,287   1,756,840
OTHER ASSETS
  Goodwill.........................................................     868,016     909,435
  Other intangibles................................................     217,734     231,467
  Deferred charges.................................................     159,137     160,055
  Other assets.....................................................     387,682     390,106
- -------------------------------------------------------------------------------------------
                                                                      1,632,569   1,691,063
- -------------------------------------------------------------------------------------------
                                                                     $4,606,114  $4,386,350
- -------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS -- CONTINUED
                           (In thousands of dollars)

                                                                          DECEMBER 31
                                                                     ----------------------
                                                                           1993        1992
- -------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
  Accounts payable.................................................  $  380,439  $  388,157
  Short-term debt..................................................     336,356     100,809
  Accrued liabilities..............................................     105,467     123,337
  Employees' compensation..........................................     104,737     104,101
  Income taxes.....................................................       1,690      10,780
  Unearned income..................................................     198,619     175,315
  Dividends payable................................................      34,724      34,715
- -------------------------------------------------------------------------------------------
  Total current liabilities........................................   1,162,032     937,214
LONG-TERM DEBT.....................................................     795,454   1,114,367
OTHER LIABILITIES AND DEFERRALS
  Deferred income taxes............................................     279,972     135,986
  Postretirement benefits..........................................     250,894     252,300
  Other liabilities................................................     218,487     245,837
- -------------------------------------------------------------------------------------------
                                                                        749,353     634,123
SHAREHOLDERS' EQUITY
  Series A common stock............................................      97,588      96,534
  Series C common stock, convertible...............................      32,366      33,382
  Additional paid-in capital.......................................     167,490     163,896
  Retained earnings................................................   1,687,574   1,513,977
- -------------------------------------------------------------------------------------------
                                                                      1,985,018   1,807,789
  Less treasury stock, at cost.....................................      61,543      61,543
- -------------------------------------------------------------------------------------------
                                                                      1,923,475   1,746,246
  Less guaranteed debt of ESOP.....................................      24,200      45,600
- -------------------------------------------------------------------------------------------
                                                                      1,899,275   1,700,646
- -------------------------------------------------------------------------------------------
                                                                     $4,606,114  $4,386,350
- -------------------------------------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                       STATEMENTS OF SHAREHOLDERS' EQUITY

             (In thousands of dollars except for number of shares)

                        THREE YEARS ENDED DECEMBER 31, 1993
                      ----------------------------------------
                                    COMMON STOCK
                      ----------------------------------------
                           SERIES A             SERIES C
                      -------------------  -------------------
                          SHARES   AMOUNT      SHARES   AMOUNT
- --------------------------------------------------------------
BALANCE AT JANUARY
  1, 1991...........  92,152,363  $93,497  36,331,806  $36,332
  Conversion of
  Series C shares to
  Series A shares...   1,550,166   1,550   (1,550,166) (1,550 )
  Transactions
  related to stock
  option and
  restricted
    stock plans.....      19,931      20       14,955      15
  Dividends on
   common stock.....
  Net income........
  Reduction of
   guaranteed ESOP
   debt.............
  Translation gains
   and other........
- --------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1991..........  93,722,460  95,067   34,796,595  34,797
  Conversion of
   Series C shares
   to Series A
   shares...........   1,437,979   1,438   (1,437,979) (1,438 )
  Transactions
  related to stock
  option and
  restricted
    stock plans.....      30,017      29       23,494      23
  Dividends on
   common stock.....
  Net loss..........
  Reduction of
   guaranteed ESOP
   debt.............
  Translation losses
   and other........
- --------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1992..........  95,190,456  96,534   33,382,110  33,382
  Conversion of
   Series C shares
   to Series A
   shares...........   1,033,714   1,034   (1,033,714) (1,034 )
  Transactions
  related to stock
  option and
  restricted
    stock plans.....      18,537      20       17,948      18
  Dividends on
   common stock.....
  Net income........
  Reduction of
   guaranteed ESOP
   debt.............
  Translation
   losses...........
- --------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1993..........  96,242,707  $97,588  32,366,344  $32,366
- --------------------------------------------------------------

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      ADDITIONAL                 TREASURY STOCK
                         PAID-IN    RETAINED  --------------------  GUARANTEED
                         CAPITAL    EARNINGS     SHARES     AMOUNT   ESOP DEBT       TOTAL
- ------------------------------------------------------------------------------------------
BALANCE AT JANUARY
  1, 1991...........    $150,942  $1,779,685  1,345,075  $ (61,543)   $(81,500) $1,917,413
  Conversion of
  Series C shares to
  Series A shares...
  Transactions
  related to stock
  option and
  restricted
    stock plans.....       6,611                                                     6,646
  Dividends on
  common stock......                (138,801)                                     (138,801)
  Net income........                  81,954                                        81,954
  Reduction of
  guaranteed ESOP
  debt..............                                                    16,900      16,900
  Translation gains
  and other.........                    (104)                                         (104)
- ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1991..........     157,553   1,722,734  1,345,075    (61,543)    (64,600)  1,884,008
  Conversion of
  Series C shares
  to Series A
  shares............
  Transactions
  related to stock
  option and
  restricted
    stock plans.....       6,343                                                     6,395
  Dividends on
  common stock......                (138,861)                                     (138,861)
  Net loss..........                 (66,601)                                      (66,601)
  Reduction of
  guaranteed ESOP
  debt..............                                                    19,000      19,000
  Translation losses
  and other.........                  (3,295)                                       (3,295)
- ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1992..........     163,896   1,513,977  1,345,075    (61,543)    (45,600)  1,700,646
  Conversion of
  Series C shares
  to Series A
  shares............
  Transactions
  related to stock
  option and
  restricted
    stock plans.....       3,594                                                     3,632
  Dividends on
  common stock......                (138,887)                                     (138,887)
  Net income........                 317,159                                       317,159
  Reduction of
  guaranteed ESOP
  debt..............                                                    21,400      21,400
  Translation
  losses............                  (4,675)                                       (4,675)
- ------------------------------------------------------------------------------------------
BALANCE AT DECEMBER
  31, 1993..........    $167,490  $1,687,574  1,345,075  $ (61,543)   $(24,200) $1,899,275
- ------------------------------------------------------------------------------------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                           (In thousands of dollars)

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                     1993       1992       1991
- -----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Income from continuing operations...........................  $ 164,113  $  35,317  $  67,954
  Adjustments to derive cash flows from continuing operating activities:
    Depreciation and amortization.............................    266,314    236,803    246,405
    Nonrecurring (gains) charges..............................    (86,799)    (8,673)    71,503
    Amortization of product development costs.................     55,876     51,948     43,696
    Provision (benefit) for deferred income taxes.............        365    (28,461)   (11,029)
    Restructuring charges.....................................    (35,523)   169,063     32,700
    Provision for doubtful accounts...........................     29,517     44,019     46,100
    Changes in assets and liabilities:
      Trade accounts receivable...............................    (42,726)   (44,531)   (26,564)
      Inventories.............................................      5,618       (265)       674
      Accounts payable........................................      2,097      3,582     28,845
      Income taxes............................................     65,822    (19,704)    (6,737)
    Other, net................................................    (21,747)    (6,427)   (11,646)
- -----------------------------------------------------------------------------------------------
    Net cash provided by continuing operating activities......    402,927    432,671    481,901
  Income from discontinued operations.........................     21,344     21,458     14,000
  Adjustment to derive cash flows from discontinued operating activities:
    Change in net operating assets............................      1,901      7,146      6,928
- -----------------------------------------------------------------------------------------------
    Net cash provided by discontinued operating activities....     23,245     28,604     20,928
- -----------------------------------------------------------------------------------------------
    Net cash provided by operating activities.................    426,172    461,275    502,829
CASH FLOWS FROM INVESTING ACTIVITIES
  Capital expenditures........................................   (228,617)  (198,073)  (216,999)
  Proceeds from sales of operating assets.....................    125,211     61,794     66,269
  Additions to product development costs......................    (61,722)   (62,002)   (62,237)
  Acquisitions, net of cash acquired..........................    (55,731)  (266,040)   (18,556)
  Other, net..................................................     (6,462)     3,423      2,061
- -----------------------------------------------------------------------------------------------
    Net cash used in investing activities.....................   (227,321)  (460,898)  (229,462)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt...........................................   (311,348)  (101,722)  (333,891)
  Proceeds from issuance of debt..............................    249,397    243,463    206,994
  Dividends paid..............................................   (138,878)  (138,846)  (138,792)
  Reduction of guaranteed ESOP debt...........................    (21,400)   (19,000)   (16,900)
  Common stock issuance related to stock options and awards...      3,632      6,395      6,646
- -----------------------------------------------------------------------------------------------
    Net cash used in financing activities.....................   (218,597)    (9,710)  (275,943)
- -----------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents.........................    (19,746)    (9,333)    (2,576)
Cash and cash equivalents at beginning of year................     24,769     34,102     36,678
- -----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year......................  $   5,023  $  24,769  $  34,102
- -----------------------------------------------------------------------------------------------
Cash paid during the year for:
  Interest (net of amounts capitalized).......................  $  89,134  $  80,415  $  73,010
  Income taxes................................................    106,540    117,862    101,724

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances. Affiliated companies in which the Company owns a 20 percent to 50 percent interest are accounted for by the equity method. The Company's share of affiliates' operating results is included in "Other, net."

RECLASSIFICATIONS

    Certain   amounts  in  previously  issued  financial  statements  have  been reclassified to conform to the 1993 presentation.

CHANGES IN ACCOUNTING PRINCIPLES

    Effective January 1, 1992, the Company adopted new accounting principles for income taxes and postretirement benefits. These changes in accounting are described in Note H and Note K, respectively.

CASH EQUIVALENTS

    Cash equivalents consist of investments that are readily convertible into cash and generally have original maturities of three months or less.

INVENTORIES

    Inventories are carried at the lower of cost or market and are determined under the first-in, first-out method for books and certain finished products, and under the last-in, first-out method for newsprint, paper and certain other inventories.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are carried on the basis of cost. Generally, depreciation is provided on a straight-line basis for buildings, machinery and equipment.

GOODWILL AND OTHER INTANGIBLES

    Goodwill recognized in business combinations accounted for as purchases subsequent to October 31, 1970 ($854,563,000 at December 31, 1993, and
$895,982,000 at December 31, 1992--net of accumulated amortization of $195,412,000 and $195,411,000, respectively) is being amortized over a period of 40 years. Goodwill arising from business combinations consummated prior to November 1, 1970 is not being amortized because, in the opinion of management, it has not diminished in value. Goodwill amortization expense amounted to $26,737,000 for 1993, $25,404,000 for 1992, and $25,648,000 for 1991.

    Other intangibles arising in connection with acquisitions are being amortized on a straight-line basis over their estimated useful lives from 3 to 21 years. Accumulated amortization was $125,917,000 and $117,021,000 at December 31, 1993 and 1992, respectively.

DEFERRED CHARGES

    Deferred charges, principally book and training material preparation, printing and duplication costs, are written off over the estimated product life as the products are sold.

REVENUE RECOGNITION

    Revenues from certain products sold with the right of return, principally books, are recognized net of a provision for estimated returns. Magazine, newspaper and other subscription revenues are deferred as unearned income at the time of sale. As products are delivered to subscribers, a pro rata share of the subscription price is included in revenue.

    Magazine subscription selling expenses are deferred as current or noncurrent assets and charged to expense over the same period as the related revenue is earned.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
RETIREMENT PLANS AND POSTRETIREMENT BENEFITS

    The Company has defined benefit pension plans and various other contributory and noncontributory retirement plans covering substantially all employees. In general, benefits under the defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. In determining net periodic pension expense (income), prior service costs are amortized on a straight-line basis over 10 years. The defined benefit plans are funded on a current basis in accordance with the Employee Retirement Income Security Act of 1974. An Employee Stock Ownership Plan (ESOP) provides benefits in conjunction with certain defined benefits, and the fair value of ESOP assets is recognized as an offset to required funding. The majority of the Company's employees are covered by one defined benefit plan. Funding is not expected to be required for this plan in the near future as this plan is overfunded.

    Postretirement health care and life insurance benefits provided by the Company were substantially reduced as a result of plan modifications in 1993. Various unfunded postretirement health care plans cover employees hired before January 1, 1993, or approximately half of the Company's current employees. The plans have significantly different provisions for lifetime maximums, retiree cost-sharing, health care providers, prescription drug coverage and other benefits. Postretirement life insurance benefits are generally insured by life insurance policies and cover employees who retired on or before December 31, 1993. Life insurance benefits vary by plan, ranging from $1,000 to $250,000. Certain employees become eligible for the postretirement health care benefits if they meet minimum age and service requirements and retire from full-time, active service.

VOLUNTARY EMPLOYEE BENEFICIARY ASSOCIATION

    The Company maintains a Voluntary Employee Beneficiary Association (VEBA) trust to fund certain health care benefits. At December 31, 1993 and 1992, the VEBA trust balance of $53,949,000 and $48,895,000, respectively, is included in "Prepaid and other".

NOTE B -- CAPITAL STOCK
    The Company's authorized capital stock consists of 550,000,000 shares of common stock, $1 par value, and 4,500,000 shares of preferred stock, $1 par value. The Company is authorized to issue 300,000,000 shares of Series A common stock, 100,000,000 shares of Series B common stock and 150,000,000 shares of Series C common stock; these three series have disparate voting rights. Series B common stock is entitled to one-tenth vote per share and is available for common stock issuance transactions, such as underwritten public offerings and acquisitions. The preferred stock is issuable in series under such terms and conditions as the board of directors may determine.

    The outstanding shares consist of Series A common stock and Series C common stock. Shares of Series A and Series C common stock are identical, except with respect to voting rights, restrictions on transfer of Series C shares and the right to convert Series C shares into Series A shares. Series A shares are entitled to one vote per share and Series C shares are entitled to ten votes per share. Series C shares are subject to mandatory conversion into Series A shares upon transfer to any person other than a "Permitted Transferee" as defined in the Company's Certificate of Incorporation or upon the occurrence of certain regulatory events.

NOTE C -- ACQUISITIONS
    In July 1992, the Company acquired 20 percent of Community Cablevision Company, which operates systems serving approximately 42,000 subscribers in Orange County, California. The remaining 80 percent was acquired on October 1, 1992.

    On October 30, 1992, the Company acquired Wm. C. Brown Communications, Inc., a leading publisher of college textbooks.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C -- ACQUISITIONS (CONTINUED)
    These acquisitions were accounted for by the purchase method and resulted in non-cash transactions of $38,212,000 for liabilities assumed. The operations of these companies are reflected in the Company's financial statements from date of acquisition. These acquisitions resulted in goodwill of $80,486,000, which is being amortized over 40 years. Pro forma results for 1992, assuming these acquisitions occurred on January 1, are not materially different from the results reported.

NOTE D -- RESTRUCTURING CHARGES
    Over the past three years, the Company has undertaken a number of restructuring actions aimed at streamlining or consolidating certain operational and administrative processes as well as refocusing certain product offerings. In each of these years, the Company has charged the estimated costs related to these actions against operations. Remaining liabilities of $116,560,000 related to these restructuring charges are included in the consolidated balance sheet at December 31, 1993. The majority of this amount will be spent during 1994, with the remainder, principally related to lease payments, to be paid over lease periods extending to 2002.

    During 1993, the Company recorded restructuring charges of $80,164,000 ($47,724,000 after taxes, or 37 cents per share). More than half of this amount is for severance or pay-related actions and approximately forty percent relates to leased facilities, product line changes and other costs necessary to implement the Company's plans. The remainder includes various asset write-offs.

    During 1992, the Company recorded restructuring charges of $202,700,000 ($123,248,000 after taxes, or 96 cents per share). Nearly two-thirds of this amount is for severance or pay-related actions. Approximately fifteen percent is for leased facilities, while the remainder relates to product line changes and other costs necessary to implement the restructuring plan at Matthew Bender.

    During 1991, the Company recorded restructuring charges of $42,300,000 ($25,514,000 after taxes, or 18 cents per share) primarily related to voluntary early retirement and separation programs at the LOS ANGELES TIMES and THE BALTIMORE SUN.

NOTE E -- NONRECURRING GAINS AND CHARGES
    During 1993, the Company sold its investment in QVC Network, Inc. common stock for a gain of $75,740,000 and sold a small cable system for a gain of $11,059,000. These gains increased income before income taxes by $86,799,000 or $50,364,000 (39 cents per share) after applicable income taxes.

    During 1992, the Company sold two of its Texas cable television systems for a gain of $8,673,000 before income taxes or $5,026,000 (4 cents per share) after applicable income taxes.

    During 1991, the Company sold Broadcasting Publications, Inc. at a loss of $20,614,000 and sold certain assets of its cable television subsidiary for gains of $14,111,000. The Company also recorded a $65,000,000 write-down of the note and other assets outstanding from the 1987 sale of THE DENVER POST. These items reduced income before income taxes by $71,503,000 or $43,415,000 (35 cents per share) after applicable income taxes.

NOTE F -- INTEREST EXPENSE
    For the years ended December 31, 1993, 1992 and 1991, interest expense of $85,628,000, $78,464,000 and $90,940,000, respectively, was incurred; $391,000,
$3,963,000 and $13,537,000 of which was capitalized.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G -- INVENTORIES
    Inventories consist of the following (in thousands):

                                                                          DECEMBER 31
                                                                -------------------------------
                                                                     1993       1992       1991
- -----------------------------------------------------------------------------------------------
Newsprint, paper and other raw materials......................  $  39,066  $  50,633  $  59,557
Books and other finished products.............................     94,675     91,205     71,788
Work-in-process...............................................     27,510     25,330     20,596
- -----------------------------------------------------------------------------------------------
                                                                $ 161,251  $ 167,168  $ 151,941
- -----------------------------------------------------------------------------------------------

    Inventories determined on the last-in, first-out method were $26,994,000, $40,177,000 and $51,133,000 at December 31, 1993, 1992 and 1991, respectively, and would have been higher by $8,232,000 in 1993, $4,631,000 in 1992 and $7,427,000 in 1991 had the first-in, first-out method (which approximates current cost) been used exclusively.

NOTE H -- INCOME TAXES
    Income tax expense from continuing operations consists of the following (in thousands):

                                                                     1993       1992       1991
- -----------------------------------------------------------------------------------------------
Current
  Federal.....................................................  $  95,199  $  37,070  $  44,949
  State.......................................................     31,349     28,737     28,686
  Foreign.....................................................     10,691     13,074     13,450
Deferred
  Federal.....................................................     (3,059)   (18,049)   (12,222)
  State.......................................................      3,424    (10,352)     1,069
- -----------------------------------------------------------------------------------------------
                                                                $ 137,604  $  50,480  $  75,932
- -----------------------------------------------------------------------------------------------

    The Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and recorded a cumulative adjustment increasing net income by $10,000,000 (8 cents per share) as of January 1, 1992. There was no other effect on earnings for 1992. Prior-year financial statements have not been restated.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H -- INCOME TAXES (CONTINUED)
    The tax effect of temporary differences results in deferred income tax assets (liabilities) as follows (in thousands):

                                                                            DECEMBER 31
                                                                        --------------------
                                                                             1993       1992
- --------------------------------------------------------------------------------------------
Accelerated depreciation..............................................  $(273,957) $(232,730)
Retirement and health benefits........................................   (139,074)  (127,162)
Postretirement benefits...............................................    109,215     91,094
Valuation and other reserves..........................................     85,756     69,017
Deferred gain on sale of assets.......................................    (84,901)
Other employee benefits...............................................     37,533     38,057
State and local income taxes..........................................     27,881     17,661
Restructuring charges.................................................     21,785     70,897
Subscription selling expenses.........................................    (13,746)   (18,217)
Other deferred tax assets.............................................     40,972     46,201
Other deferred tax liabilities........................................    (44,131)   (37,198)
- --------------------------------------------------------------------------------------------
                                                                        $(232,667) $ (82,380)
- --------------------------------------------------------------------------------------------

    The above amounts aggregate to a current deferred tax asset of $47,305,000 and $53,606,000 at December 31, 1993 and 1992, respectively, and to a noncurrent deferred tax liability of $279,972,000 and $135,986,000 at December 31, 1993 and 1992, respectively.

    Prior to January 1, 1992, deferred income taxes were provided on timing differences between book and taxable income. Deferred income tax expense (benefit) for 1991 resulted from the following (in thousands):

                                                                                         1991
- ---------------------------------------------------------------------------------------------
Accelerated depreciation..........................................................  $  18,940
Pension income....................................................................      8,715
Write-down of assets..............................................................    (23,184)
Restructuring costs...............................................................     (9,204)
Self-insurance reserves...........................................................     (3,165)
Other.............................................................................     (3,255)
- ---------------------------------------------------------------------------------------------
                                                                                    $ (11,153)
- ---------------------------------------------------------------------------------------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H -- INCOME TAXES (CONTINUED)
    The difference between actual income tax expense and the U.S. federal statutory income tax expense for continuing operations is reconciled as follows (in thousands):

                                                                      1993       1992       1991
- ------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes:
  United States................................................  $ 280,735  $  64,621  $ 121,823
  Foreign......................................................     20,982     21,176     22,063
- ------------------------------------------------------------------------------------------------
                                                                 $ 301,717  $  85,797  $ 143,886
- ------------------------------------------------------------------------------------------------
Federal statutory income tax rate..............................         35%        34%        34%
Federal statutory income tax expense...........................  $ 105,601  $  29,171  $  48,921
Increase (decrease) in income taxes resulting from:
  State and local income taxes, net of Federal effect..........     22,603     12,134     19,638
  Goodwill amortization not deductible for tax purposes........      9,012      8,204      7,456
  Other........................................................        388        971        (83)
- ------------------------------------------------------------------------------------------------
                                                                 $ 137,604  $  50,480  $  75,932
- ------------------------------------------------------------------------------------------------

NOTE I -- DEBT
    Short-term debt consists of the following (in thousands):

                                                                           DECEMBER 31
                                                                       --------------------
                                                                            1993       1992
- -------------------------------------------------------------------------------------------
Commercial paper.....................................................  $ 312,000
Current maturities of long-term debt.................................     24,356   $100,809
- -------------------------------------------------------------------------------------------
Total short-term debt................................................  $ 336,356   $100,809
- -------------------------------------------------------------------------------------------

    Long-term debt consists of the following (in thousands):

                                                                           DECEMBER 31
                                                                       --------------------
                                                                            1993       1992
- -------------------------------------------------------------------------------------------
Commercial paper.....................................................  $  46,231  $ 368,351
7 1/8% Debentures due March 1, 2013..................................    150,000
7 3/8% Debentures due July 1, 2023...................................    100,000
8 7/8% Notes due March 1, 2001.......................................    100,000    100,000
8.70% Notes due June 15, 1999........................................    100,000    100,000
8.60% Notes due November 15, 1993....................................               100,000
8.55% Notes due June 1, 2000.........................................     99,500    100,000
Ten-Year Notes
  8 7/8% due February 1, 1998........................................    100,000    100,000
  8% due December 15, 1996...........................................               100,000
  8 1/4% due April 1, 1996...........................................               100,000
Medium-Term Notes due from March 20, 1997 to April 3, 2000, with an
  average interest rate of 8.63%.....................................    100,000    100,000
Guaranteed debt of ESOP maturing through December 15, 1994...........     24,200     45,600
Others at various interest rates, maturing through 2001..............      1,761      1,710
- -------------------------------------------------------------------------------------------
                                                                         821,692  1,215,661
Unamortized discount.................................................     (1,882)      (485)
Less current maturities..............................................    (24,356)  (100,809)
- -------------------------------------------------------------------------------------------
Total long-term debt.................................................  $ 795,454  $1,114,367
- -------------------------------------------------------------------------------------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I -- DEBT (CONTINUED)
    Commercial paper borrowings of $358,231,000 and $368,351,000 at December 31, 1993 and 1992, respectively, carried a weighted average interest rate of 3.3% in 1993 and 3.5% in 1992. The Company has agreements with several domestic and foreign banks for unsecured long-term revolving lines of credit which support its commercial paper borrowings. The domestic agreements, which expire April 27, 1995, provide for borrowings up to $240,000,000 at the banks' base rates. The commitment fee is 3/20 of one percent per annum. The foreign agreements, which expire May 25, 1995, provide for borrowings up to $150,000,000 at interest rates based on, at the Company's option, London Interbank Offered Rates (LIBOR), certificate of deposit rates or the bank's base rate. The commitment fee is 1/16 of one percent per annum. As of December 31, 1993, the Company had not borrowed under the agreements. Commercial paper borrowings aggregating $46,231,000 are classified as long-term obligations at December 31, 1993, since the Company intends to refinance this debt on a long-term basis. In addition, the Company has $51,850,000 of unused standby letters of credit at December 31, 1993.

    The ten-year notes are callable three years prior to maturity. A medium-term note for $30,000,000 is callable two years prior to its maturity date of March 20, 1998. The 8.70% Notes are due at the option of the holder five years prior to maturity. The 8.55% Notes were due at the option of the holder on June 1, 1993, and $500,000 was repaid on that date. The 8 1/4% Notes due April 1, 1996 were called March 1, 1993 and repaid on April 1, 1993. The 8% Notes due December 15, 1996 were called November 15, 1993 and repaid on December 15, 1993.

    The Company has an interest rate swap agreement expiring January 22, 1996. This agreement is for a $100,000,000 notional amount and exchanges payments to the Company at a fixed rate of 7.4% for payments by the Company at a variable rate based on a spread over three month LIBOR set in arrears.

    The Company has  guaranteed the debt  of its Employee  Stock Ownership  Plan
(ESOP). Over the remaining term of the debt, interest is payable based on the lesser of (a) 74 percent of the prime rate or (b) 88 percent of the certificate of deposit rate. The Company has entered into interest rate swap agreements that exchange interest payments at the prime rate for payments at fixed rates. As a result of these agreements, the effective interest rate on the ESOP loans varies, but in no event will it exceed 7.44%.

    The Company's agreements with banks contain restrictive provisions relating primarily to levels of indebtedness and maintenance of net worth. Under the most restrictive of these agreements, consolidated debt may not exceed 135% of consolidated net worth, and consolidated net worth must be at least $1,250,000,000.

    At December 31, 1993, the aggregate maturities of debt for the five subsequent years are as follows (in thousands):

- ---------------------------------------------------------------------------------------------
1994..............................................................................  $ 336,356
1995..............................................................................     47,706
1996..............................................................................         --
1997..............................................................................     10,000
1998..............................................................................    140,000
- ---------------------------------------------------------------------------------------------

    The fair value of debt at December 31, 1993, based primarily on the Company's current refinancing rates for publicly-issued fixed rate debt with comparable maturities, approximates its carrying value of $1,131,810,000. The fair value of off-balance-sheet financial instruments is not significant at December 31, 1993.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J -- STOCK OPTION AND AWARD PLANS
    The 1984 and 1988 Executive Stock Option Plans, as amended, and the 1992 Key Employee Long-Term Incentive Plan (Incentive Plan) provide that options may be granted to key employees to purchase shares of the Company's common stock at a price equal to the fair market value at the date of grant. Options granted prior to December 27, 1991 had a purchase price equal to 75 percent of the fair market value at the date of grant. The Incentive Plan allows for the granting of incentive stock options, nonqualified stock options and deferred cash incentive awards. Options that are not exercised expire ten years from the date of grant. Options generally vest over a four-year period, except that incentive stock options generally vest nine years and nine months from the date of grant. Accelerated vesting for incentive stock options is available, based on performance goals determined by the Board of Directors over a three-year performance period. The following table sets forth information relative to the plans:

                                                                     NUMBER              OPTION
                                                                  OF SHARES     PRICE PER SHARE
- -----------------------------------------------------------------------------------------------
Options Outstanding
  January 1, 1991...............................................    902,525  $18.66  to  $37.93
    Granted.....................................................    820,560   29.44
    Exercised...................................................    (57,950)  18.66  to   30.90
    Canceled....................................................    (55,415)
- -----------------------------------------------------------------------------------------------
Options Outstanding
  December 31, 1991.............................................  1,609,720   18.66  to   37.93
    Granted.....................................................    456,550   30.13  to   36.94
    Exercised...................................................   (116,027)  18.66  to   28.36
    Canceled....................................................    (55,025)  19.46  to   36.94
- -----------------------------------------------------------------------------------------------
Options Outstanding
  December 31, 1992.............................................  1,895,218   18.66  to   37.93
    Granted.....................................................  2,425,960   31.25  to   32.13
    Exercised...................................................   (138,721)  18.66  to   30.71
    Canceled....................................................   (170,909)  18.66  to   36.94
- -----------------------------------------------------------------------------------------------
Options Outstanding
  December 31, 1993.............................................  4,011,548  $18.66  to  $37.93
- -----------------------------------------------------------------------------------------------
Options Exercisable
  December 31, 1993.............................................    868,540  $18.66  to  $37.93
- -----------------------------------------------------------------------------------------------

    At December 31, 1993, there were 515,492 options outstanding with purchase prices equal to 75 percent of the fair market value at the date of grant. At December 31, 1993, there were 239,800 shares of Series A common stock reserved for future grants under the 1984 and 1988 Executive Stock Option Plans and 1,269,024 shares of Series A common stock reserved for future grants under the Incentive Plan.

    The 1982 and 1987 Restricted Stock Plans provide for the sale of 2,800,000 shares of the Company's common stock to key employees, including officers, at a price equal to par value. The Incentive Plan generally replaced the restricted stock sales. At December 31, 1993, there were 1,241,280 shares of Series A common stock reserved for future sales. The Company expects that future sales, if any, will not be significant.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- RETIREMENT PLANS AND POSTRETIREMENT BENEFITS
    Retirement plan expense of $34,137,000 for 1993, $16,454,000 for 1992, and $19,470,000 for 1991 includes net periodic pension expense (income) for the defined benefit plans as follows (in thousands):

                                                                      1993       1992       1991
- ------------------------------------------------------------------------------------------------
Service cost -- benefits earned during period..................  $  55,897  $  48,325  $  43,705
Interest cost on projected benefit obligation..................     57,591     55,245     55,502
Return on plan assets..........................................    (96,143)   (96,796)   (91,159)
Net amortization and deferral..................................     (8,263)   (14,178)   (11,005)
- ------------------------------------------------------------------------------------------------
Net periodic pension expense (income)..........................  $   9,082  $  (7,404) $  (2,957)
- ------------------------------------------------------------------------------------------------

    Assumptions used in the actuarial computations were:

                                                                                    DECEMBER 31
                                                                         ---------------------------------
                                                                                1993       1992       1991
- ----------------------------------------------------------------------------------------------------------
Discount rate..........................................................          7.5%       7.0%       7.5%
Rate of increase in compensation levels................................         6.25%      6.25%      6.25%
Expected long-term rate of return on assets............................         9.75%      10.0%      10.0%
- ----------------------------------------------------------------------------------------------------------

    The following table sets forth the plans' funded status and amounts recognized in the consolidated balance sheets (in thousands):

                                                                           DECEMBER 31
                                                                       --------------------
                                                                            1993       1992
- -------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Vested.............................................................  $ 582,105  $ 615,625
  Nonvested..........................................................      8,480     12,655
- -------------------------------------------------------------------------------------------
Accumulated benefit obligations......................................  $ 590,585  $ 628,280
- -------------------------------------------------------------------------------------------
Projected benefit obligations........................................  $ 806,986  $ 889,563
Plan assets at fair value............................................  1,054,781  1,004,419
- -------------------------------------------------------------------------------------------
Excess of plan assets over projected benefit obligations.............    247,795    114,856
Unrecognized net loss from past experience different from that
 assumed.............................................................    116,153    272,002
Prior service cost not yet recognized................................      4,434      5,284
Unrecognized net asset being amortized over 13-15 years..............   (112,224)  (133,538)
Other................................................................      5,008     13,124
- -------------------------------------------------------------------------------------------
Prepaid pension cost.................................................  $ 261,166  $ 271,728
- -------------------------------------------------------------------------------------------

    Prepaid pension cost is included in "Other Assets." Projected benefit obligations decreased by $71,310,000 at December 31, 1993 as a result of the change in the discount rate.

    Plan assets include the Company's common stock, other listed stocks, and corporate and government fixed-income securities. The fair value of plan assets attributable to the Company's common stock at December 31, 1993 and 1992, was $192,085,000 and $165,847,000, respectively, of which $161,995,000 and
$137,673,000, respectively, relate to the ESOP.

    In 1985, the Company issued and sold shares of common stock at market value of $150,000,000 to its ESOP. Repayment of the ESOP's bank debt has been guaranteed by the Company. Company contributions are the primary source of funds for the ESOP's repayment of its debt. Benefits provided by the ESOP are

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- RETIREMENT PLANS AND POSTRETIREMENT BENEFITS (CONTINUED) coordinated with certain pension benefits. At December 31, 1993, the ESOP held 3,151,365 shares of Series A common stock and 2,427,512 shares of Series C common stock. The ESOP currently covers approximately two-thirds of the Company's employees.

    Substantially all employees over age 21 with one year of service are eligible to participate in the Company's Savings Plus Plan. Eligible employees may contribute from 1 percent to 13 percent of their basic compensation. The Company makes matching contributions equal to 50 percent of employee before-tax contributions from 1 percent to 6 percent. Employees may choose among five investment options, including a Company common stock fund, for investing their contributions and the Company's matching contribution.

    The Company adopted Statement of Financial Accounting Standards No. 106 (SFAS 106) "Employers' Accounting for Postretirement Benefits Other Than Pensions," and recorded a cumulative charge of $218,307,000 ($133,376,000 net of taxes, or $1.04 per share) as of January 1, 1992. SFAS 106 requires that postretirement health care and life insurance be charged to expense over the period the benefits are earned. The effect of this change in accounting principle was to increase postretirement expense in 1992 by $20,221,000 ($12,133,000 net of taxes, or 9 cents per share).

    The  net  periodic  postretirement  benefit   expense  is  as  follows   (in
thousands):

                                                                                 1993       1992
- ------------------------------------------------------------------------------------------------
Service cost -- benefits earned during period.............................  $   3,457  $  10,903
Interest cost on accumulated projected benefit obligation.................     11,110     15,947
Net amortization..........................................................     (8,155)
- ------------------------------------------------------------------------------------------------
Net periodic postretirement expense.......................................  $   6,412  $  26,850
- ------------------------------------------------------------------------------------------------

    Postretirement benefit expense in 1991, which was charged to expense as incurred, was not significant.

    Assumptions used in the actuarial computations were:

                                                                                    DECEMBER 31
                                                                              ------------------------
                                                                                     1993         1992
- ------------------------------------------------------------------------------------------------------
Discount rate...............................................................          7.5%         7.0%
Health care cost trend rate.................................................         12.0%        13.0%
- ------------------------------------------------------------------------------------------------------

    At December 31, 1993, the health care cost trend rate of 12 percent was assumed to ratably decline to 5.5 percent by 2004 and remain at that level. At December 31, 1992, the health care cost trend rate of 13 percent was assumed to ratably decline to 5 percent by 2005 and remain at that level.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K -- RETIREMENT PLANS AND POSTRETIREMENT BENEFITS (CONTINUED)
    The following table sets forth the plans' unfunded obligations and amounts recognized in the consolidated balance sheet (in thousands):

                                                                              DECEMBER 31
                                                                          --------------------
                                                                               1993       1992
- ----------------------------------------------------------------------------------------------
Actuarial present value of benefit obligations:
  Retirees..............................................................  $ 126,334  $ 102,033
  Other fully eligible participants.....................................      8,232      9,368
  Other active participants.............................................     31,323     39,312
- ----------------------------------------------------------------------------------------------
Accumulated postretirement benefit obligations..........................    165,889    150,713
Unrecognized net decrease in prior service cost.........................    102,614    114,011
Unrecognized net loss from past experience different from that
 assumed................................................................    (17,609)   (12,424)
- ----------------------------------------------------------------------------------------------
Postretirement benefit liability........................................  $ 250,894  $ 252,300
- ----------------------------------------------------------------------------------------------

    The assumed health care cost trend rate can significantly affect postretirement expense and liabilities. An increase of 1% in the health care cost trend rate would increase 1993 net periodic postretirement expense by $1,802,000 and increase the accumulated postretirement benefit obligations as of December 31,1993 by $15,184,000.

    In December 1992 the Company amended its postretirement health care and life insurance benefit plans to substantially reduce benefits. The effect of the plan amendments, which reduced the accumulated postretirement benefit obligations by approximately $114,011,000 at December 31, 1992, will be amortized over the average remaining eligibility period of plan participants.

NOTE L -- LEASES
    Rental expense under operating leases amounted to $76,571,000, $79,034,000, and $76,541,000 for the years ended December 31, 1993, 1992 and 1991, respectively. Capital leases and contingent rentals are not significant. The future minimum lease payments as of December 31, 1993 for all noncancellable operating leases are as follows (in thousands):

- ---------------------------------------------------------------------------------------------
1994..............................................................................  $  51,030
1995..............................................................................     47,677
1996..............................................................................     43,220
1997..............................................................................     41,283
1998..............................................................................     34,189
Later years.......................................................................    131,322
- ---------------------------------------------------------------------------------------------
Total.............................................................................  $ 348,721
- ---------------------------------------------------------------------------------------------

NOTE M -- EARNINGS AND DIVIDENDS PER SHARE
    Earnings per share computations are based upon the weighted average number of shares of common stock and common stock equivalents outstanding during the year. Fully diluted earnings per share are the same as the earnings per share indicated.

    Cash dividends declared per share of common stock amounted to $1.08 in 1993, 1992 and 1991.

NOTE N -- BUSINESS SEGMENTS
    Financial data regarding the Company's business segments presented on page 10 of this report are incorporated herein by reference.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N -- BUSINESS SEGMENTS (CONTINUED)
    The Company operates principally in three industries: Newspaper Publishing; Book, Magazine and Other Publishing; and Cable Television. Operations in Newspaper Publishing include the publication and sale of metropolitan newspapers. Operations in Book, Magazine and Other Publishing include the publishing and sale of various types of books, including law, medical and college-level business and economic textbooks, magazine publishing, the publishing of aeronautical charts and flight information, and skills training and consulting support for management development. Operations in Cable Television include basic and pay cable television services. Total revenue by industry segment includes sales to unaffiliated customers and intersegment sales, which are accounted for at market price.

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
    A summary of the unaudited quarterly results of operations follows (in thousands of dollars, except per share amounts):

1993 QUARTERS ENDED                                         MAR. 28    JUNE 27   SEPT. 26    DEC. 31
- ----------------------------------------------------------------------------------------------------
Revenues................................................  $ 868,403  $ 902,879  $ 923,953  $1,018,923
- ----------------------------------------------------------------------------------------------------
Costs and expenses
  Cost of sales.........................................    489,483    474,329    535,798    539,424
  Selling, general and administrative expenses..........    308,619    339,465    301,645    349,702
  Restructuring charges.................................                            3,750     76,414
- ----------------------------------------------------------------------------------------------------
                                                            798,102    813,794    841,193    965,540
- ----------------------------------------------------------------------------------------------------
Operating profit........................................     70,301     89,085     82,760     53,383
  Interest expense......................................    (22,788)   (21,226)   (21,700)   (19,523)
  Nonrecurring gains....................................                 4,780     82,019
  Other, net............................................      2,025      1,698     (1,103)     2,006
- ----------------------------------------------------------------------------------------------------
Income from continuing operations before income taxes...     49,538     74,337    141,976     35,866
Income taxes............................................     22,469     34,006     68,414     12,715
- ----------------------------------------------------------------------------------------------------
Income from continuing operations.......................     27,069     40,331     73,562     23,151
Income from discontinued operations, net of income
 taxes..................................................      2,715      7,531      4,145      6,953
Gain on sale of discontinued operations, net of income
 taxes..................................................                                     131,702
- ----------------------------------------------------------------------------------------------------
Net income..............................................  $  29,784  $  47,862  $  77,707  $ 161,806
- ----------------------------------------------------------------------------------------------------
Earnings per share:
  Continuing operations.................................       $.21       $.31       $.57      $ .18
  Discontinued operations:
    Income from operations..............................        .02        .06        .03        .06
    Gain on sale........................................                                        1.02
- ----------------------------------------------------------------------------------------------------
Earnings per share......................................       $.23       $.37       $.60      $1.26
- ----------------------------------------------------------------------------------------------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O -- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

1992 QUARTERS ENDED                                           MAR. 29    JUNE 28   SEPT. 27    DEC. 31
- ------------------------------------------------------------------------------------------------------
Revenues..................................................  $ 842,377  $ 883,382  $ 888,045  $ 980,240
Restructuring charges.....................................                19,000               183,700
Operating profit (loss)...................................     67,720     78,309     86,626    (85,926)
Nonrecurring gains........................................                 8,673
Income (loss) from continuing operations..................     27,491     37,972     36,384    (66,530)
Income from discontinued operations, net of income
 taxes....................................................      6,096      6,167      4,351      4,844
Cumulative effect of changes in accounting principles.....   (123,376)
Net income (loss).........................................    (89,789)    44,139     40,735    (61,686)
Earnings (loss) per share:
  Continuing operations...................................        .21        .29        .29       (.52)
  Discontinued operations.................................        .05        .05        .03        .04
  Cumulative effect of changes in accounting principles...       (.96)
Earnings (loss) per share.................................      $(.70)      $.34       $.32      $(.48)
- ------------------------------------------------------------------------------------------------------

NOTE P -- DISCONTINUED OPERATIONS
    On March 29, 1993, the Company announced two agreements for the sale of its four broadcast television stations to Argyle Television Holdings, Inc. (Argyle). The sale of KTVI-TV, an ABC affiliate in St. Louis, Missouri, and WVTM-TV, an NBC affiliate in Birmingham, Alabama, was completed in July. The sale of its remaining two stations, KDFW-TV in Dallas, Texas, and KTBC-TV in Austin, Texas, both CBS affiliates, was completed near the end of the year. The sale of the four stations resulted in an after-tax gain of $131,702,000 or $1.02 per share. At year-end, the Company exercised its option to increase the cash and decrease the securities portion of the sale price and received $320 million in cash as well as warrants in Argyle. Most of the proceeds were received in January 1994 and were used to redeem commercial paper.

    The results of operations of the Broadcast Television segment have been reported as discontinued operations in the Statements of Consolidated Income. Prior year financial statements have been reclassified to present the segment as a discontinued operation. Operating results of the discontinued operations were as follows (in thousands):

                                                                      YEAR ENDED DECEMBER 31
                                                                  -------------------------------
                                                                       1993       1992       1991
- -------------------------------------------------------------------------------------------------
Revenues........................................................  $  94,833  $ 107,929  $  94,086
- -------------------------------------------------------------------------------------------------
Income before income taxes......................................     35,335     33,776     22,066
Income taxes....................................................     13,991     12,318      8,066
- -------------------------------------------------------------------------------------------------
Net income......................................................  $  21,344  $  21,458  $  14,000
- -------------------------------------------------------------------------------------------------

NOTE Q -- TRANSACTIONS WITH AN AFFILIATE
    To assure a long-term supply of newsprint for the LOS ANGELES TIMES, the Company has an agreement to purchase specified quantities of newsprint from a supplier in which the Company has a 20 percent interest. The specified quantities represent a majority of the LOS ANGELES TIMES' newsprint requirements and are purchased at prevailing market prices.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Registrant's principal officers, including executive officers, are listed in Part I hereof. The information under the headings "Election of Directors" and "Other Matters" in the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

    The information contained under the headings "Information Concerning the Board of Directors" and "Executive Compensation" in the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under the heading "Ownership of Common Stock" in the definitive Proxy Statement for the Registrant's 1994 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under the heading "Executive Compensation" in  the
definitive   Proxy  Statement  for  the  Registrant's  1994  Annual  Meeting  of
Shareholders is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

   (a)(1) and  Financial Statements and Financial Statement Schedules filed as part
          (2)  of this report:
               As listed in the Index to Financial Statements and Financial
               Statement Schedules on page 19 hereof.
       (a)(3)  Exhibits filed as part of this report:
               As listed in the Exhibit Index beginning on page 49 hereof.
          (b)  Reports on Form 8-K:
               None.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE TIMES MIRROR COMPANY

                                          By           ROBERT F. ERBURU

                                            ------------------------------------
                                                      Robert F. Erburu
                                              Chairman of the Board, President
                                                and Chief Executive Officer
Dated: March 21, 1994

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities indicated:

                 Signature                                       Title
- --------------------------------------------  --------------------------------------------
              ROBERT F. ERBURU                Chairman of the Board, President,
- -------------------------------------------   Chief Executive Officer and Director
              Robert F. Erburu                (Principal Executive Officer)
              JAMES F. GUTHRIE
- -------------------------------------------   Vice President and Chief Financial Officer
              James F. Guthrie                (Principal Financial Officer)
             DUANE L. STORHAUG
- -------------------------------------------   Vice President and Controller
             Duane L. Storhaug                (Principal Accounting Officer)
         GWENDOLYN GARLAND BABCOCK
- -------------------------------------------   Director
         Gwendolyn Garland Babcock
              DONALD R. BEALL
- -------------------------------------------   Director
              Donald R. Beall
               JOHN E. BRYSON
- -------------------------------------------   Director
               John E. Bryson
- -------------------------------------------   Director
               Bruce Chandler
               OTIS CHANDLER
- -------------------------------------------   Director
               Otis Chandler
            CLAYTON W. FRYE, JR.
- -------------------------------------------   Director
            Clayton W. Frye, Jr.

                 Signature                                       Title
- --------------------------------------------  --------------------------------------------
- -------------------------------------------   Director
               Eli S. Jacobs
              DAVID LAVENTHOL
- -------------------------------------------   Director
              David Laventhol
           ALFRED E. OSBORNE, JR.
- -------------------------------------------   Director
           Alfred E. Osborne, Jr.
               JOAN A. PAYDEN
- -------------------------------------------   Director
               Joan A. Payden
           WILLIAM STINEHART, JR.
- -------------------------------------------   Director
           William Stinehart, Jr.
             HAROLD M. WILLIAMS
- -------------------------------------------   Director
             Harold M. Williams
            WARREN B. WILLIAMSON
- -------------------------------------------   Director
            Warren B. Williamson
               EDWARD ZAPANTA
- -------------------------------------------   Director
               Edward Zapanta

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
           SCHEDULE II -- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND
                UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN
                                RELATED PARTIES
                           (In thousands of dollars)

                                                                                                                   BALANCE AT END
                                                                                                DEDUCTIONS           OF PERIOD
                                                                   BALANCE AT             ----------------------  ----------------
                                                                    BEGINNING               AMOUNTS      AMOUNTS               NON
NAME OF DEBTOR                                                      OF PERIOD  ADDITIONS  COLLECTED  WRITTEN OFF  CURRENT  CURRENT
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/93
  Patrick A. Clifford*...........................................        $267         $0        $24           $0      $25     $218
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/92
  Patrick A. Clifford*...........................................        $295         $0        $28           $0      $24     $243
- ----------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/91
  Patrick A. Clifford*...........................................        $300         $0        $ 5           $0      $28     $267
- ----------------------------------------------------------------------------------------------------------------------------------

* This indebtedness represents a relocation loan to Patrick A. Clifford in connection with his promotion to a Vice President of the Company and his subsequent transfer to and purchase of a cooperative apartment in New York City. This obligation is evidenced by an unsecured promissory note bearing interest at the rate of prime, adjusted annually, with interest and principal payments to be made in seven installments, such payments to be due on March 15 of each year commencing July 15, 1991 and ending March 15, 1997. The entire principal amount outstanding and accrued interest shall become immediately due and payable in the event Mr. Clifford's employment terminates before completing payments. Mr. Clifford has the right to prepay the note in whole or in part at any time without penalty.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                  SCHEDULE V -- PROPERTY, PLANT AND EQUIPMENT
                           (In thousands of dollars)

                                BALANCE AT                                 ADD (DEDUCT)                               BALANCE AT
                                 BEGINNING  ADDITIONS               --------------------------                            END OF
                                 OF PERIOD    AT COST  RETIREMENTS  ACQUISITIONS  DIVESTITURES      OTHER                 PERIOD
- --------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/93
  Land........................   $ 101,954    $   811       $  802       $ 1,890      $ (5,110)   $   160              $  98,903
  Buildings...................     617,962     31,787        2,933           922        (8,416)      (643)               638,679
  Machinery and
    equipment.................   2,146,423    186,409       66,678         6,969       (49,733)   (24,629) (A)         2,198,761
- --------------------------------------------------------------------------------------------------------------------------------
                                $2,866,339   $219,007      $70,413       $ 9,781      $(63,259)  $(25,112)            $2,936,343
- --------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/92
  Land........................   $  99,760   $  1,927       $   16        $  442                  $  (159)             $ 101,954
  Buildings...................     598,663     25,208          809         6,891         $(149)   (11,842) (B)           617,962
  Machinery and
    equipment.................   1,984,964    173,624       62,936        46,657        (7,907)    12,021  (A)         2,146,423
- --------------------------------------------------------------------------------------------------------------------------------
                                $2,683,387   $200,759      $63,761       $53,990      $ (8,056)   $    20             $2,866,339
- --------------------------------------------------------------------------------------------------------------------------------
Year ended 12/31/91
  Land........................   $ 105,550    $   467       $  348        $    5       $  (896)  $ (5,018)             $  99,760
  Buildings...................     572,266     22,372        2,942                                  6,967                598,663
  Machinery and
    equipment.................   1,871,949    181,651       67,123         4,366        (3,774)    (2,105)             1,984,964
- --------------------------------------------------------------------------------------------------------------------------------
                                $2,549,765   $204,490      $70,413       $ 4,371      $ (4,670)   $  (156)            $2,683,387
- --------------------------------------------------------------------------------------------------------------------------------

(A) Includes  reclassifications  totalling   $(17,320,000)  and  $8,523,000   at
    December 31, 1993 and 1992, respectively.
(B) Includes reclassifications totalling $(9,293,000) at December 31, 1992.

Estimated useful lives and methods used for depreciation and amortization are as follows:

    Buildings -- 10 to 55 years -- straight line.
    Machinery and equipment -- 2 to 20 years -- straight line.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
            SCHEDULE VI -- ACCUMULATED DEPRECIATION AND AMORTIZATION
                        OF PROPERTY, PLANT AND EQUIPMENT
                           (In thousands of dollars)

                                             ADDITIONS
                                BALANCE AT  CHARGED TO                    ADD (DEDUCT)                   BALANCE AT
                                 BEGINNING   COSTS AND               -----------------------                 END OF
CLASSIFICATION                   OF PERIOD    EXPENSES  RETIREMENTS  DIVESTITURES      OTHER                 PERIOD
- -------------------------------------------------------------------------------------------------------------------
Year ended 12/31/93
  Buildings...................   $ 148,461    $ 20,091      $ 1,761      $( 4,488)  $ (3,371)             $ 158,932
  Machinery and equipment.....     961,038     176,178       59,490       (34,924)   (21,678) (A)         1,021,124
- -------------------------------------------------------------------------------------------------------------------
                                $1,109,499    $196,269      $61,251      $(39,412)  $(25,049)            $1,180,056
- -------------------------------------------------------------------------------------------------------------------
Year ended 12/31/92
  Buildings...................   $ 125,844    $ 21,655       $  605       $  (107)   $ 1,674              $ 148,461
  Machinery and equipment.....     851,664     165,644       57,902        (3,520)     5,152                961,038
- -------------------------------------------------------------------------------------------------------------------
                                 $ 977,508    $187,299      $58,507      $ (3,627)   $ 6,826             $1,109,499
- -------------------------------------------------------------------------------------------------------------------
Year ended 12/31/91
  Buildings...................   $ 108,456    $ 19,790      $ 2,363                  $   (39)             $ 125,844
  Machinery and equipment.....     742,840     161,309       60,742      $ (2,050)    10,307  (A)           851,664
- -------------------------------------------------------------------------------------------------------------------
                                 $ 851,296    $181,099      $63,105      $ (2,050)  $ 10,268              $ 977,508
- -------------------------------------------------------------------------------------------------------------------

(A) Includes reclassifications totalling $(17,240,000) at December 31, 1993 and $5,084,000 at December 31, 1991.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        SCHEDULE VIII -- VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                           (In thousands of dollars)

                                                 ADDITIONS (DEDUCTIONS)
                                        BALANCE  ----------------------
                                             AT  CHARGED TO  CHARGED TO  DEDUCTIONS    BALANCE
                                      BEGINNING   COSTS AND       OTHER        FROM  AT END OF
DESCRIPTION                           OF PERIOD    EXPENSES    ACCOUNTS    RESERVES     PERIOD
- ----------------------------------------------------------------------------------------------
Year ended 12/31/93
  Allowance for doubtful accounts...    $29,052     $29,517     $  318      $27,442    $31,445
  Allowance for returns.............     38,250       4,373     (1,423)                 41,200
- ----------------------------------------------------------------------------------------------
                                        $67,302     $33,890    $(1,105)     $27,442    $72,645
- ----------------------------------------------------------------------------------------------
Year ended 12/31/92
  Allowance for doubtful accounts...    $27,433     $44,299     $  454      $43,134    $29,052
  Allowance for returns.............     30,340       1,708      6,202                  38,250
- ----------------------------------------------------------------------------------------------
                                        $57,773     $46,007    $ 6,656      $43,134    $67,302
- ----------------------------------------------------------------------------------------------
Year ended 12/31/91
  Allowance for doubtful accounts...    $25,485     $47,032     $  (24)     $45,060    $27,433
  Allowance for returns.............     28,892       1,448                             30,340
- ----------------------------------------------------------------------------------------------
                                        $54,377     $48,480     $  (24)     $45,060    $57,773
- ----------------------------------------------------------------------------------------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                      SCHEDULE IX -- SHORT-TERM BORROWINGS
                           (In thousands of dollars)

                                                                                     WEIGHTED
                                                              MAXIMUM     AVERAGE     AVERAGE
                                                 WEIGHTED      AMOUNT      AMOUNT    INTEREST
                                       BALANCE    AVERAGE  OUTSTANDING OUTSTANDING       RATE
CATEGORY OF AGGREGATE                AT END OF   INTEREST  DURING THE  DURING THE  DURING THE
SHORT-TERM BORROWINGS(A)                PERIOD       RATE      PERIOD   PERIOD(B)   PERIOD(C)
- ---------------------------------------------------------------------------------------------
Year ended 12/31/93
  Commercial paper.................   $358,231       3.34%   $403,200    $231,758        3.25%
Year ended 12/31/92
  Commercial paper.................   $368,351       3.52%   $368,351    $225,586        3.63%
Year ended 12/31/91
  Note payable to bank.............       None               $ 50,000    $ 47,123        7.99%
  Commercial paper.................   $125,142       6.50%   $371,700    $135,486        6.50%
- ---------------------------------------------------------------------------------------------

(A) Notes payable to banks represent unsecured borrowings maturing from one to 365 days. Commercial paper can mature from one to 270 days but is supported by revolving lines of credit which expire in 1995. At December 31, 1993 and 1992, commercial paper totaling $46,231,000 and $368,351,000, respectively, is classified as long-term debt.
(B) The average amount outstanding during the period is a daily average.
(C) The weighted average interest rate during the period is computed by dividing the actual interest expense by average amounts outstanding.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
            SCHEDULE X -- SUPPLEMENTARY INCOME STATEMENT INFORMATION
                           (In thousands of dollars)

                                                                    YEAR ENDED DECEMBER 31
                                                                -------------------------------
                                                                     1993       1992       1991
- -----------------------------------------------------------------------------------------------
Maintenance and repairs.......................................  $  39,399  $  37,248  $  32,527
Amortization of other intangibles.............................  $  32,960  $  20,647  $  19,596
Royalties.....................................................  $ 171,163  $ 161,290  $ 145,182
Advertising costs.............................................  $  38,419  $  36,767  $  35,787
- -----------------------------------------------------------------------------------------------

                                 EXHIBIT INDEX

    Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by the Registrant with the Securities and Exchange Commission, as indicated. All other documents listed are filed with this report, unless otherwise indicated.

   EXHIBITS                                                                                       PAGE
- ------------------------------------------------------------------------------------------------------
      3.1    Restated Certificate of Incorporation of the Registrant, dated as of
              November 30, 1993. (Exhibit to the Registrant's Current Report on Form 8-K,
              dated February 28, 1986.)
      3.2    Bylaws of the Registrant as amended through May 4, 1993.
      4.2    Copies of instruments defining the rights of holders of long-term debt of the Registrant under Item 601(b)(4)(iii)(A) of Regulation S-K, not required to be filed, but will be filed upon request of the Commission.
     10.1*   1985 Deferred Bonus-Incentive Plan. (Exhibit 10.2 to the Registrant's 1984
              Annual Report on Form 10-K.)
     10.2*   1986 Deferred Bonus-Incentive Plan. (Exhibit 10.8 to the Registrant's 1985
              Annual Report on Form 10-K.)
     10.3*   1987 Restricted Stock Plan. (Exhibit II to the Registrant's definitive Proxy
              Statement, dated March 27, 1987.)
     10.4*   1984 Executive Stock Option Plan. (Exhibit A to the Registrant's definitive
              Proxy Statement, dated April 23, 1984.)
     10.5*   1988 Executive Stock Option Plan. (Exhibit A to the Registrant's Proxy
              Statement, dated March 30, 1988.)
     10.6*   Deferral Plan for Directors' Fees. (Exhibit 10.8 to the Registrant's 1981
              Annual Report on Form 10-K.)
     10.7*   The Times Mirror Pension Plan for Directors, as Amended and Restated on
              March 5, 1987. (Exhibit 10.11 to the Registrant's 1986 Annual Report on
              Form 10-K.)
     10.8*   Agreement dated April 29, 1985 between the Registrant and Otis Chandler.
              (Exhibit 10.10 to the Registrant's 1985 Annual Report on Form 10-K.)
     10.9*   Agreements dated as of March 30, 1988 and entered into between the
              Registrant and Robert F. Erburu in March 1990.
     10.10*  1992 Key Employee Long-Term Incentive Plan. (Appendix A to Registrant's
              Proxy Statement dated March 20, 1992.)
     11      Computation of Earnings Per Share.
     12      Computation of Ratio of Earnings to Fixed Charges.
     22      List of Subsidiaries.
     23      Consent of Independent Auditors (set forth on page 50 of this report).
    28*      Undertakings incorporated by reference into Registration Statements on Form
              S-8. (Exhibit 28 to the Registrant's 1982 Annual Report on Form 10-K.)
- ------------------------------------------------------------------------------------------------------