Form 10-Q
period 1994-03-27
TIMES MIRROR CO
filed 1994-05-11
CIK 98349

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 27, 1994

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               For the transition period from         to

                         Commission File Number 1-4914

                            THE TIMES MIRROR COMPANY

     State of Incorporation: Delaware     I.R.S. Employer Id. No. 95-1298980

                              TIMES MIRROR SQUARE
                         Los Angeles, California 90053
                           Telephone: (213) 237-3700

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Number  of  shares of  Series A  Common  Stock outstanding  at May  2, 1994:
96,633,354

    Number of  shares of  Series C  Common  Stock outstanding  at May  2,  1994:
31,975,359

- - --------------------------------------------------------------------------------
- - --------------------------------------------------------------------------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

    Financial information herein, and management's discussion thereof, include consolidated data for The Times Mirror Company ("Registrant" or "Times Mirror") and its subsidiaries. Registrant and its subsidiaries are sometimes herein referred to collectively as the "Company".

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                        FIRST QUARTER ENDED
                                                                      ------------------------
                                                                       MARCH 27,    MARCH 28,
                                                                         1994         1993
- - ----------------------------------------------------------------------------------------------
Revenues............................................................   $ 856,674    $ 868,403
                                                                      -----------  -----------
Costs and expenses
  Cost of sales.....................................................     480,248      489,483
  Selling, general and administrative expenses......................     316,438      308,619
                                                                      -----------  -----------
                                                                         796,686      798,102
                                                                      -----------  -----------
Operating profit....................................................      59,988       70,301
  Interest expense..................................................     (17,861)     (22,788)
  Other, net........................................................       1,746        2,025
                                                                      -----------  -----------
Income from continuing operations before income taxes...............      43,873       49,538
  Income taxes......................................................      21,147       22,469
                                                                      -----------  -----------
Income from continuing operations...................................      22,726       27,069
Income from discontinued operations, net of income taxes (Note B)...                    2,715
                                                                      -----------  -----------
Net income..........................................................   $  22,726    $  29,784
                                                                      -----------  -----------
                                                                      -----------  -----------
Earnings per share:
  Continuing operations.............................................   $     .18   $      .21
  Discontinued operations...........................................                      .02
                                                                      -----------  -----------
Earnings per share..................................................  $      .18   $      .23
                                                                      -----------  -----------
                                                                      -----------  -----------

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                   MARCH 27,    DECEMBER 31,
                                                                      1994          1993
- - ---------------------------------------------------------------------------------------------
                                                                  (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.....................................   $   32,031    $      5,023
  Accounts receivable, less allowance for doubtful accounts and
    returns of $69,502 and $72,645..............................      494,557         550,102
  Note and other receivables....................................                      296,458
  Inventories...................................................      169,129         161,251
  Prepaid and other.............................................      192,754         204,424
                                                                  ------------  -------------
    Total Current Assets........................................      888,471       1,217,258
Property, plant and equipment, at cost less accumulated
  depreciation of $1,195,165 and $1,180,056.....................    1,751,544       1,756,287
Goodwill........................................................      856,351         868,016
Other intangibles...............................................      210,165         217,734
Deferred charges and other assets...............................      570,121         546,819
                                                                  ------------  -------------
                                                                   $4,276,652    $  4,606,114
                                                                  ------------  -------------
                                                                  ------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..............................................   $  313,941    $    380,439
  Accrued liabilities...........................................       88,590         105,467
  Short-term debt...............................................       24,355         336,356
  Other current liabilities.....................................      357,997         339,770
                                                                  ------------  -------------
    Total Current Liabilities...................................      784,883       1,162,032
Long-term debt..................................................      846,886         795,454
Other liabilities and deferrals.................................      757,984         749,353
                                                                  ------------  -------------
    Total Liabilities...........................................    2,389,753       2,706,839
                                                                  ------------  -------------
Shareholders' Equity
  Series A common stock.........................................       97,780          97,588
  Series C common stock, convertible............................       32,170          32,366
  Additional paid-in capital....................................      167,260         167,490
  Retained earnings.............................................    1,675,432       1,687,574
                                                                  ------------  -------------
                                                                    1,972,642       1,985,018
                                                                  ------------  -------------
  Less treasury stock, at cost..................................       61,543          61,543
                                                                  ------------  -------------
                                                                    1,911,099       1,923,475
  Less guaranteed debt of ESOP..................................       24,200          24,200
                                                                  ------------  -------------
    Total Shareholders' Equity..................................    1,886,899       1,899,275
                                                                  ------------  -------------
                                                                   $4,276,652    $  4,606,114
                                                                  ------------  -------------
                                                                  ------------  -------------

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                      FIRST QUARTER ENDED
                                                                    ------------------------
                                                                     MARCH 27,    MARCH 28,
                                                                       1994         1993
- - --------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities............   $ 108,537    $  82,794
  Net cash provided by discontinued operating activities (Note
   B).............................................................                   10,320
                                                                    -----------  -----------
    Net cash provided by operating activities.....................     108,537       93,114
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of operating assets.........................     299,930          221
  Capital expenditures............................................     (56,568)     (41,018)
  Additions to product development costs..........................     (15,569)     (10,039)
  Acquisitions, net of cash acquired..............................     (13,084)     (11,229)
  Other, net......................................................      (1,417)      (6,436)
                                                                    -----------  -----------
    Net cash provided by (used in) investing activities...........     213,292      (68,501)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt...............................................    (317,867)    (101,611)
  Proceeds from issuance of debt..................................      57,963      148,752
  Dividends paid..................................................     (34,726)     (34,713)
  Other, net......................................................        (191)         736
                                                                    -----------  -----------
    Net cash provided by (used in) financing activities...........    (294,821)      13,164
                                                                    -----------  -----------
Increase in cash and cash equivalents.............................      27,008       37,777
Cash and cash equivalents at beginning of year....................       5,023       24,769
                                                                    -----------  -----------
Cash and cash equivalents at end of period........................   $  32,031    $  62,546
                                                                    -----------  -----------
                                                                    -----------  -----------
Cash paid during the period for:
  Interest (net of amounts capitalized)...........................   $  10,577    $  18,310
  Income taxes....................................................      12,933       23,263

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE A -- BASIS OF PREPARATION
    The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

    In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for interim periods are not necessarily indicative of the results that may be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes incorporated in the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

    Certain amounts in the previously issued financial statements have been reclassified to conform to the first quarter 1994 presentation.

NOTE B -- DISCONTINUED OPERATIONS
    On March 29, 1993, the Company announced two agreements for the sale of its broadcast television stations to Argyle Television Holdings, Inc. (Argyle). The sale of KTVI-TV, an ABC affiliate in St. Louis, Missouri, and WVTM-TV, an NBC affiliate in Birmingham, Alabama, was completed in July. The sale of its remaining two stations, KDFW-TV in Dallas, Texas and KTBC-TV in Austin, Texas, both CBS affiliates, was completed near the end of the year. Most of the $320 million in proceeds were received in January 1994 and were used to redeem commercial paper. The results of operations of the Broadcast Television segment for 1993 have been reported as discontinued operations in the Statements of Consolidated Income. Income from discontinued operations for the first quarter ended March 28, 1993 is summarized as follows (in thousands):

Revenues.................................................................  $  24,109
                                                                           ---------
Income before income taxes...............................................      4,792
Income taxes.............................................................      2,077
                                                                           ---------
Net income...............................................................  $   2,715
                                                                           ---------
                                                                           ---------

NOTE C -- INVENTORIES
    Inventories are summarized as follows (in thousands):

                                                        MARCH 27,   DECEMBER 31,
                                                          1994          1993
- - ---------------------------------------------------------------------------------
Newsprint, paper, and other raw materials............   $  46,796         $39,066
Books and other finished products....................      97,971          94,675
Work-in-process......................................      24,362          27,510
                                                       -----------  -------------
                                                        $ 169,129        $161,251
                                                       -----------  -------------
                                                       -----------  -------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE D -- DEBT
    Short-term debt is summarized as follows (in thousands):

                                                        MARCH 27,   DECEMBER 31,
                                                          1994          1993
- - ---------------------------------------------------------------------------------
Commercial paper.....................................                $    312,000
Current maturities of long-term debt.................   $  24,355          24,356
                                                       -----------  -------------
                                                        $  24,355    $    336,356
                                                       -----------  -------------
                                                       -----------  -------------

    Long-term debt is summarized as follows (in thousands):

                                                        MARCH 27,   DECEMBER 31,
                                                          1994          1993
- - ---------------------------------------------------------------------------------
Commercial paper.....................................   $  97,757        $ 46,231
7 1/8% Debentures due March 1, 2013..................     150,000         150,000
7 3/8% Debentures due July 1, 2023...................     100,000         100,000
8 7/8% Notes due March 1, 2001.......................     100,000         100,000
8.70% Notes due June 15, 1999........................     100,000         100,000
8.55% Notes due June 1, 2000.........................      99,500          99,500
8 7/8% Ten-Year Notes due February 1, 1998...........     100,000         100,000
Medium-Term Notes due from March 20, 1997 to April 3,
  2000, with an average interest rate of 8.63%.......     100,000         100,000
Guaranteed debt of ESOP, maturing through December
  15, 1994...........................................      24,200          24,200
Others at various interest rates, maturing through
 2001................................................       1,630           1,761
                                                       -----------  -------------
                                                          873,087         821,692
Unamortized discount.................................      (1,846)         (1,882)
Less current maturities..............................     (24,355)        (24,356)
                                                       -----------  -------------
                                                        $ 846,886        $795,454
                                                       -----------  -------------
                                                       -----------  -------------

    Commercial   paper  borrowings  of   $97,757,000  at  March   27,  1994  and
$358,231,000 at December 31, 1993, carried a weighted average interest rate of 3.4% and 3.3%, respectively.

NOTE E -- EARNINGS AND DIVIDENDS PER SHARE
    Earnings per share computations are based upon the weighted average number of shares of common stock and common stock equivalents outstanding of 129,032,147 and 128,801,760 for the first quarter ended March 27, 1994 and March 28, 1993, respectively. Fully diluted earnings per share are the same as the earnings per share indicated.

    Cash dividends of 27 cents per share of common stock were declared in the quarter ended March 27, 1994 and March 28, 1993, respectively.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Times Mirror's 1994 first quarter operating profit declined to $60.0 million from $70.3 million in the previous year, due principally to declines in the Book, Magazine and Other Publishing Group. Although operating revenues and profit improved in the newspaper publishing and cable television segments, these improvements were more than offset by the previously anticipated declines at Matthew Bender, the Company's largest professional publishing company, which has restructured its operations. Recently adopted cable rate regulations are expected to limit the operating performance of the cable television segment in the second half of 1994. Over the past several years, the Company has provided restructuring reserves in order to streamline the operational and administrative functions of its businesses. The Company is continuing to pursue cost reduction and process re-engineering opportunities, which could lead to additional restructuring or other charges in future periods. The following discussion summarizes the significant events and general trends affecting financial performance, the results of operations and the Company's outlook for the full year.

MATTHEW BENDER RESTRUCTURING

    Matthew Bender, Times Mirror's largest professional publishing company, recently underwent a strategic restructuring of its marketing strategies, product lines and business operations. A reserve of $96 million for restructuring costs was established in the fourth quarter of 1992. Restructuring efforts included new pricing programs, operating productivity improvements resulting in workforce reductions and a reduction in new title development in favor of enriching the value of established product lines. The impact of these factors is expected to depress Bender's revenue and operating profit in 1994, but is designed to grow unit volume and revenues, and enhance operating efficiencies over the longer term. Bender continues to experience some attrition in unit volume, but at a reduced rate.

CABLE TELEVISION REREGULATION

    The Federal Communications Commission's (FCC) rate regulations, implementing the Cable Television Consumer Protection and Competition Act of 1992, were effective September 1, 1993. These guidelines were then significantly modified by the FCC on February 22, 1994, and are scheduled to become effective this summer. Revenue and operating profit are expected to be adversely affected in 1994 by these new guidelines, although the Company has not completed its detailed review and financial assessment of these rules.

SALE OF BROADCAST TELEVISION STATIONS

    The Company sold its four broadcast television stations to Argyle Television Holding's, Inc. near year-end 1993. Earnings from this divested segment are reported as Income from Discontinued Operations for 1993. Additional information is included in Note B of the condensed consolidated financial statements.

NEWSPAPER PUBLISHING

    Growth in the Newspaper Publishing group will depend primarily on the timing and extent of economic recovery in Times Mirror's local newspaper markets, particularly Southern California. Newspaper publishing operating results traditionally reflect the economic trends of the local marketplace. In addition, structural shifts in the retail marketplace, including retailer consolidations, changing consumer buying habits and growth in discount stores, which do not use newspaper advertising, have depressed past results and may impact the extent of retail advertising growth in the future. While advertising revenues at the LOS ANGELES TIMES improved in early 1994, it is still too early to assess the strength and durability of economic recovery in Southern California. The outlook for growth in the newspaper publishing segment for 1994 remains cautious.

BOOK, MAGAZINE AND OTHER PUBLISHING

    The Book, Magazine and Other Publishing group faces several major challenges in 1994. The strategic restructuring at Matthew Bender will result in reduced revenue and operating profit in 1994. Growth rates in domestic academic textbook, health science information and professional training markets remain constrained. Recovery in magazine advertising is slow and inconsistent. The Company's emphasis throughout this sector is to exploit international opportunities, to extend strong franchises into related markets and products, and to position cost structures and product development so as to generate superior profit and market share growth as industry conditions improve. Over the longer term, the introduction of electronic versions of core products, a continued expansion of international sales and the recovery of the magazine advertising market are expected to renew growth in this business group.

CABLE TELEVISION

    As announced last December, the Company is conducting a strategic review of its position in the cable television industry and has retained investment bankers to assist in analyzing strategic alternatives. This review is still underway.

CONSOLIDATED RESULTS OF OPERATIONS

    The   following  table  summarizes  Times  Mirror's  financial  results  (in thousands except per share amounts):

                                                                FIRST QUARTER
                                                             --------------------
                                                               1994       1993
- - ---------------------------------------------------------------------------------
Revenues...................................................  $ 856,674  $ 868,403
Operating profit...........................................     59,988     70,301
Interest expense...........................................    (17,861)   (22,788)
Income from continuing operations..........................     22,726     27,069
Income from discontinued operations........................                 2,715
Net income.................................................     22,726     29,784
Earnings per share:
  Continuing operations....................................        .18        .21
  Discontinued operations..................................                   .02
  Net income...............................................        .18        .23

    Times Mirror's revenues for the first quarter of 1994 declined 1.4% compared to the prior year period. Growth in revenues from newspaper advertising and cable television did not offset the significant revenue declines in legal publishing and domestic training operations.

    Operating profit for the first quarter of 1994 decreased $10.3 million from the previous year, due mainly to revenue declines in the Book, Magazine and Other Publishing group.

    Net income for the quarter declined on the lower revenues and a higher effective tax rate compared with prior year first quarter, as well as the absence of income from the discontinued broadcast television segment.

    Interest expense declined to $17.9 million from $22.8 million in 1993's first quarter, as the debt level was reduced using proceeds from the sale of the broadcast television stations.

NEWSPAPER PUBLISHING

    Newspaper Publishing revenues and operating profit are as follows (in thousands):

                                                                FIRST QUARTER
                                                             --------------------
                                                               1994       1993
- - ---------------------------------------------------------------------------------
Revenues
  Advertising..............................................  $ 350,697  $ 341,659
  Circulation..............................................    108,638    111,434
  Other....................................................     11,786      8,563
                                                             ---------  ---------
                                                             $ 471,121  $ 461,656
                                                             ---------  ---------
                                                             ---------  ---------
Operating profit...........................................  $  36,160  $  23,991
                                                             ---------  ---------
                                                             ---------  ---------

    First-quarter 1994 revenues for the Newspaper Publishing group rose 2.1 percent, led by a 2.6 percent increase in advertising revenues. Advertising volume and revenues increased at the group's largest newspaper, the LOS ANGELES TIMES where strong gains in help-wanted advertising and incremental national advertising following the January 1994 earthquake contributed to a 2.7 percent growth in advertising revenues to $188.6 million. For the Eastern newspapers, advertising revenues rose 2.5 percent, despite curtailed advertising schedules caused by the severe winter storms. Circulation revenues for the segment declined 2.5 percent, due to a decrease in circulation, principally in areas outside the newspapers' primary market.

    The Newspaper Publishing group's operating profit rose 50.7 percent in the first quarter, reflecting the modest revenue growth described above, and the benefits of the group's major restructuring efforts. Overall costs declined year-over-year, with reductions in newsprint and employee compensation expense. The operating profit margin for first quarter 1994 rose to 7.7 percent, from the
5.2 percent for prior year.

BOOK, MAGAZINE AND OTHER PUBLISHING

    Book, Magazine and Other Publishing group revenues and operating profit were as follows (in thousands):

                                                                FIRST QUARTER
                                                             --------------------
                                                               1994       1993
- - ---------------------------------------------------------------------------------
Revenues
  Professional publishing..................................  $ 204,333  $ 236,647
  Consumer publishing......................................     58,401     57,014
                                                             ---------  ---------
                                                             $ 262,734  $ 293,661
                                                             ---------  ---------
                                                             ---------  ---------
Operating profit...........................................  $  11,942  $  37,204
                                                             ---------  ---------
                                                             ---------  ---------

    Group revenues declined 10.5 percent primarily due to lower revenues at Matthew Bender, the Company's legal publisher and largest professional publishing subsidiary. The revenue decline at Matthew Bender reflects the timing of subscription releases, as well as a change in marketing and pricing strategies. The quarter-to-quarter comparison also reflects an unusually large subscription release schedule in the first quarter of 1993. The currently planned release schedule for the last half of 1994 is noticeably heavier than for the first half. However, with prices still frozen at 1992 levels, and with the change to service fee annual subscription pricing, Bender's revenues are expected to show a decline for the full year versus 1993. Professional publishing revenues in the first quarter of 1994 were also adversely affected by a decline in domestic training revenues at Learning International, the Company's largest training business, while revenue growth in college publishing continued ahead of the industry level.

    Consumer publishing revenues rose 2.4 percent in the first quarter of 1994, with modestly improved circulation revenues at Times Mirror Magazines, the National Journal and The Sporting News.

    First quarter operating profit for the group declined 67.9 percent from the prior year due largely to the revenue decline at Matthew Bender. This year over year decline is expected to show improvements in the second half of the year. Strategic acquisitions of professional publishing companies after April 1, 1993, as well as the overall growth in Times Mirror's college publishing businesses also contributed to the decline in operating profit, as the sales cycle in the college textbook publishing business is highly seasonal. Operations in this business typically report losses in the first quarter with peak revenue and profit results in the third and fourth quarters.

CABLE TELEVISION

    Cable   Television  revenues  and  operating   profit  are  as  follows  (in
thousands):

                                                         FIRST QUARTER
                                                      --------------------
                                                        1994       1993
- - --------------------------------------------------------------------------
Revenues............................................  $ 122,968  $ 113,234
                                                      ---------  ---------
                                                      ---------  ---------
Operating profit....................................  $  27,059  $  26,042
                                                      ---------  ---------
                                                      ---------  ---------
- - --------------------------------------------------------------------------

    First quarter 1994 revenues for Cable Television rose 8.6 percent due to continued strong subscriber growth in Phoenix, Arizona, the Company's largest cable system, as well as growth in advertising and pay per view revenues. Basic subscriber levels rose to 1,224,000 in the quarter, up nearly 16,000 from the 1993 year-end total. Year-over-year, basic subscribers grew by 36,000, or 3 percent on a comparable basis, after excluding a small system sold in the third quarter of 1993. Pay subscribers declined 2 percent from prior year to 721,000.

    The group's operating profit rose 3.9 percent despite the current basic rate freeze and the impact of the basic rate reregulation which became effective September 1, 1993.

    Cable operating cash flow, defined as operating profit plus depreciation and amortization, rose to $51.4 million in the quarter. However, the cash flow margin declined to 41.8 percent, compared to last year's 43.3 percent, chiefly reflecting the impact of rate reregulation.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt at March 27, 1994 of $871.2 million declined $260.6 million from the year-end 1993 level, as proceeds from the sale of the broadcast television stations were used to reduce commercial paper borrowings during the early part of 1994. The Company's debt-to-capitalization ratio at March 27, 1994 declined to 31.6 percent from 37.3 percent as of year-end 1993.

    The Company's cash requirements are funded primarily by its operating activities. If additional funds are needed, the Company obtains external financing, primarily through the issuance of commercial paper or fixed-rate debt. The commercial paper program is supported by unsecured long-term revolving bank lines of credit, with commitments at March 27, 1994 totaling $390 million. If the commercial paper program requires additional support, the Company believes that additional lines of credit would be available to it. At March 27, 1994, the Company had registered $250 million of debt securities for future sales.

    During the first quarter of 1994, the Company generated $108.5 million in net cash from continuing operations, compared with $82.8 million for the same period in 1993. The $25.7 million increase primarily results from decreased cash outlays for restructuring activities and taxes in 1994 compared to 1993.

    Net cash provided by investing activities during the first quarter of 1994 increased by $281.8 million from the same period in 1993 due mainly to cash receipts of almost $300 million relating to the sale of the broadcast television properties. Capital expenditures grew by $15.6 million over prior year first quarter. Spending on capital projects is expected to be higher in 1994 than in 1993, chiefly reflecting system rebuild activity in the cable company.

    Net cash used in financing activities increased by $308.0 million over the comparable prior period. During the quarter, $317.9 million in commercial paper was repaid using cash obtained from the sale of the broadcast television properties. Dividends to shareholders of $34.7 million were paid during the first quarter of both years.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    No material legal proceedings are pending.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            11. Computation of earnings per share.

            12. Computation of the ratio of earnings to fixed charges.

        (B) REPORTS ON FORM 8-K

            None

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, who is also signing in his capacity as Registrant's chief accounting officer.

                                          THE TIMES MIRROR COMPANY

                                          By:          STUART K. COPPENS

                                          --------------------------------------
                                                      Stuart K. Coppens
                                               CONTROLLER AND CHIEF ACCOUNTING
                                                         OFFICER

Date: May 11, 1994