Form 10-Q
period 1994-06-26
TIMES MIRROR CO
filed 1994-08-10
CIK 98349

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 26, 1994

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Number  of shares of  Series A Common  Stock outstanding at  August 1, 1994:
97,147,931

    Number of shares  of Series C  Common Stock outstanding  at August 1,  1994:
31,463,924

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

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                       STATEMENTS OF CONSOLIDATED INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                   SECOND
                                               QUARTER ENDED           YEAR-TO-DATE ENDED
                                          ------------------------  ------------------------
                                           JUNE 26,     JUNE 27,     JUNE 26,     JUNE 27,
                                             1994         1993         1994         1993
- - --------------------------------------------------------------------------------------------
REVENUES................................  $   807,636  $   784,632  $ 1,541,342  $ 1,539,801
                                          -----------  -----------  -----------  -----------
COSTS AND EXPENSES
  Cost of sales.........................      432,345      406,005      837,219      827,610
  Selling, general and administrative
   expenses.............................      309,992      317,729      605,895      607,034
                                          -----------  -----------  -----------  -----------
                                              742,337      723,734    1,443,114    1,434,644
                                          -----------  -----------  -----------  -----------
OPERATING PROFIT........................       65,299       60,898       98,228      105,157
  Interest expense......................      (16,603)     (21,095)     (34,312)     (43,720)
  Nonrecurring gain.....................       10,227                    10,227
  Other, net............................          494        1,638        1,972        3,493
                                          -----------  -----------  -----------  -----------
Income from continuing operations before
 income taxes...........................       59,417       41,441       76,115       64,930
  Income taxes..........................       27,327       21,040       36,524       32,873
                                          -----------  -----------  -----------  -----------
Income from continuing operations.......       32,090       20,401       39,591       32,057
Income from discontinued operations,
 net of income taxes (Note C)...........       13,279       27,461       28,504       45,589
                                          -----------  -----------  -----------  -----------
NET INCOME..............................  $    45,369  $    47,862  $    68,095  $    77,646
                                          -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------
Earnings per share:
  Continuing operations.................  $       .25  $       .16  $       .31  $       .25
  Discontinued operations...............          .10          .21          .22          .35
                                          -----------  -----------  -----------  -----------
Earnings per share......................  $       .35  $       .37  $       .53  $       .60
                                          -----------  -----------  -----------  -----------
                                          -----------  -----------  -----------  -----------

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                                  DECEMBER
                                                     JUNE 26,        31,
                                                       1994         1993
- - ----------------------------------------------------------------------------
                                                    (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.......................  $   55,770   $   46,756
  Accounts receivable, less allowance for doubtful
    accounts
    and returns of $63,447 and $70,866............     478,275      511,347
  Note and other receivables......................                  296,458
  Inventories.....................................     159,954      161,251
  Deferred income taxes...........................      33,345       47,305
  Net assets of discontinued operations (Note
   C).............................................     612,822      606,678
  Prepaid and other...............................     131,380      153,757
                                                    -----------  -----------
    Total Current Assets..........................   1,471,546    1,823,552
Property, plant and equipment, at cost less
  accumulated depreciation
  of $785,393 and $760,609........................   1,298,941    1,308,628
Goodwill..........................................     705,737      714,357
Other intangibles.................................     123,146      132,690
Deferred charges and other assets.................     558,855      520,670
                                                    -----------  -----------
                                                    $4,158,225   $4,499,897
                                                    -----------  -----------
                                                    -----------  -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable................................  $  342,257   $  380,005
  Accrued liabilities.............................      62,406       94,436
  Short-term debt.................................     113,652      336,356
  Income taxes....................................      13,643        1,232
  Other current liabilities.......................     304,862      331,137
                                                    -----------  -----------
    Total Current Liabilities.....................     836,820    1,143,166
Long-term debt....................................     749,080      795,454
Deferred income taxes.............................     203,056      205,220
Other liabilities and deferrals...................     470,001      456,782
                                                    -----------  -----------
    Total Liabilities.............................   2,258,957    2,600,622
                                                    -----------  -----------
Shareholders' Equity
 Common stock
  Series A, $1 par value: 300,000,000 authorized;
   98,397,000 and 97,588,000 issued...............      98,397       97,588
  Series B, $1 par value; 100,000,000 authorized;
   no shares issued
  Series C, convertible, $1 par value; 150,000,000
   authorized; 31,560,000 and 32,366,000 issued...      31,560       32,366
  Preferred stock, $1 par value; 4,500,000 shares
   authorized;
   no shares issued
  Additional paid-in capital......................     167,304      167,490
  Retained earnings...............................   1,687,750    1,687,574
                                                    -----------  -----------
                                                     1,985,011    1,985,018
                                                    -----------  -----------
  Less treasury stock, at cost; 1,345,000 Series A
   shares.........................................      61,543       61,543
                                                    -----------  -----------
                                                     1,923,468    1,923,475
  Less guaranteed debt of ESOP....................      24,200       24,200
                                                    -----------  -----------
    Total Shareholders' Equity....................   1,899,268    1,899,275
                                                    -----------  -----------
                                                    $4,158,225   $4,499,897
                                                    -----------  -----------
                                                    -----------  -----------

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                           YEAR-TO-DATE ENDED
                                                                          --------------------
                                                                          JUNE 26,   JUNE 27,
                                                                            1994       1993
- - ----------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities..................  $ 155,142  $ 106,580
  Net cash provided by discontinued operating activities (Note C).......     67,938     82,126
                                                                          ---------  ---------
    Net cash provided by operating activities...........................    223,080    188,706
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of operating assets...............................    310,420     23,422
  Capital expenditures..................................................   (116,813)   (97,893)
  Acquisitions, net of cash acquired....................................    (36,928)   (23,193)
  Additions to product development costs................................    (30,983)   (26,721)
  Other, net............................................................     (1,752)    (6,176)
                                                                          ---------  ---------
    Net cash provided by (used in) investing activities.................    123,944   (130,561)
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt.....................................................   (368,110)  (154,984)
  Proceeds from issuance of debt........................................     99,732    148,789
  Dividends paid........................................................    (69,449)   (69,434)
  Other, net............................................................       (183)     1,743
                                                                          ---------  ---------
    Net cash used in financing activities...............................   (338,010)   (73,886)
                                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents........................      9,014    (15,741)
Cash and cash equivalents at beginning of year..........................     46,756     57,881
                                                                          ---------  ---------
Cash and cash equivalents at end of period..............................  $  55,770  $  42,140
                                                                          ---------  ---------
                                                                          ---------  ---------
Cash paid during the period for:
  Interest (net of amounts capitalized).................................  $  31,212  $  43,460
  Income taxes..........................................................     35,443     39,956

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

    Certain amounts have been reclassified to conform to the second quarter 1994 presentation.

NOTE B -- PROPOSED REORGANIZATION
    In June 1994, the Company signed an agreement to merge its cable television operations with Cox Cable Communications, Inc. (Cox Cable). Prior to the merger the Company will borrow $1.36 billion. The Company will then transfer all of its non-cable operations, including the $1.36 billion in cash, into a newly formed entity, New Times Mirror, as part of a tax-free reorganization. Old Times Mirror, then consisting of the Company's cable television operations and the newly incurred $1.36 billion in debt, will be merged into Cox Cable. Each share of the Company's Series A and Series C common stock outstanding prior to the merger will be converted into one share of New Times Mirror Series A or Series C common stock, respectively. As a result, voting interests in New Times Mirror will remain the same as voting interests in Old Times Mirror. In addition, all non-Chandler Trust shareholders will receive common stock of Cox Cable with an estimated aggregate fair value of $932,000,000. Due to certain constraints imposed by the terms of the Chandler Trusts, in lieu of common stock of Cox Cable, the Chandler Trusts will receive non-voting, cumulative dividend, preferred stock in New Times Mirror. The fair value of the preferred stock received by the Chandler Trusts will be substantially equivalent to the fair value of the Cox Cable common stock received by the other shareholders, after giving effect to their respective proportionate interest in Old Times Mirror. The Company expects this transaction will increase shareholders' equity by approximately $700,000,000.

    This transaction is expected to be consummated within the next six to nine months and is subject to certain conditions, including the receipt of various regulatory approvals and the successful tender offer (or offer to exchange New Times Mirror debt) for at least 66 2/3% of the aggregate principal amount of the Company's publicly-held notes. At June 26, 1994, the Company had $750,000,000 of publicly-held notes outstanding.

    As previously reported, a number of lawsuits have been filed in Delaware and California seeking to enjoin the proposed transaction. The resolution of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE C -- DISCONTINUED OPERATIONS
    As a result of the proposed transaction described in Note B, the Company's cable television operations are now reported as discontinued operations.

    In March 1993, the Company announced two agreements for the sale of its broadcast television stations to Argyle Television Holdings, Inc. (Argyle). The sale of KTVI-TV, an ABC affiliate in St. Louis, Missouri, and WVTM-TV, an NBC affiliate in Birmingham, Alabama, was completed in July, 1993. The sale of the Company's remaining two stations, KDFW-TV in Dallas, Texas and KTBC-TV in Austin, Texas, both CBS affiliates, was completed near the end of 1993. The sale of the four stations resulted in a gain of $131,702,000, net of income tax expense of $76,928,000. Most of the $320,000,000 in proceeds were received in January 1994 and were used to redeem commercial paper.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE C -- DISCONTINUED OPERATIONS (CONTINUED)
    The results of operations of the Broadcast and Cable Television segments have been reported separately as discontinued operations for all applicable periods in the Statements of Consolidated Income. Income from discontinued operations is summarized as follows (in thousands):

                                                           SECOND
                                                       QUARTER ENDED       YEAR-TO-DATE ENDED
                                                    --------------------  --------------------
                                                    JUNE 26,   JUNE 27,   JUNE 26,   JUNE 27,
                                                      1994       1993       1994       1993
- - ----------------------------------------------------------------------------------------------

Revenues..........................................  $ 124,193  $ 150,176  $ 247,161  $ 287,519
                                                    ---------  ---------  ---------  ---------
Income before income taxes........................     24,343     44,969     51,518     75,810
Income taxes......................................     11,064     17,508     23,014     30,221
                                                    ---------  ---------  ---------  ---------
Net income........................................  $  13,279  $  27,461  $  28,504  $  45,589
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

    The net assets of the Cable Television operations which will be transferred to Cox Cable, comprised principally of fixed assets, goodwill and other intangibles, have been classified as net assets of discontinued operations for all reported periods.

NOTE D -- NONRECURRING GAIN
    In May, 1994, the Company sold preferred stock and warrants to purchase common stock obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the Denver Post. This transaction increased income before income taxes by $10,227,000, or $6,431,000 (5 cents per share) after applicable income taxes.

NOTE E -- INVENTORIES
    Inventories are summarized as follows (in thousands):

                                                                      JUNE 26,   DECEMBER 31,
                                                                        1994         1993
- - ---------------------------------------------------------------------------------------------
Newsprint, paper, and other raw materials...........................  $  35,959   $   39,066
Books and other finished products...................................     98,075       94,675
Work-in-process.....................................................     25,920       27,510
                                                                      ---------  ------------
                                                                      $ 159,954   $  161,251
                                                                      ---------  ------------
                                                                      ---------  ------------

NOTE F -- DEBT
    Short-term debt is summarized as follows (in thousands):

                                                                      JUNE 26,   DECEMBER 31,
                                                                        1994         1993
- - ---------------------------------------------------------------------------------------------
Commercial paper....................................................  $  89,160   $  312,000
Current maturities of long-term debt................................     24,492       24,356
                                                                      ---------  ------------
                                                                      $ 113,652   $  336,356
                                                                      ---------  ------------
                                                                      ---------  ------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE F -- DEBT (CONTINUED)
    Long-term debt is summarized as follows (in thousands):

                                                                      JUNE 26,   DECEMBER 31,
                                                                        1994         1993
- - ---------------------------------------------------------------------------------------------
Commercial paper....................................................              $   46,231
7 1/8% Debentures due March 1, 2013.................................  $ 150,000      150,000
7 3/8% Debentures due July 1, 2023..................................    100,000      100,000
8 7/8% Notes due March 1, 2001......................................    100,000      100,000
8.70% Notes due June 15, 1999.......................................    100,000      100,000
8.55% Notes due June 1, 2000........................................     99,500       99,500
8 7/8% Ten-Year Notes due February 1, 1998..........................    100,000      100,000
Medium-Term Notes due from March 20, 1997 to April 3, 2000,
  with an average interest rate of 8.63%............................    100,000      100,000
Guaranteed debt of ESOP, maturing December 15, 1994.................     24,200       24,200
Others at various interest rates, maturing through 2003.............      1,683        1,761
                                                                      ---------  ------------
                                                                      $ 775,383   $  821,692
Unamortized discount................................................     (1,811)      (1,882)
Less current maturities.............................................    (24,492)     (24,356)
                                                                      ---------  ------------
                                                                      $ 749,080   $  795,454
                                                                      ---------  ------------
                                                                      ---------  ------------

Commercial paper borrowings of $89,160,000 at June 26, 1994 and $358,231,000 at December 31, 1993, carried a weighted average interest rate of 4.4% and 3.3%, respectively. The Company has agreements with several domestic and foreign banks for unsecured short-term revolving lines of credit which support its commercial paper borrowings. The domestic agreements expire April 27, 1995 and provide for borrowings up to $240,000,000. The foreign agreements expire May 25, 1995 and provide for borrowings up to $150,000,000. As of June 26, 1994, the Company had not borrowed under these agreements. All of the commercial paper borrowings are classified as short-term at June 26, 1994.

NOTE G -- EARNINGS AND DIVIDENDS PER SHARE
    Earnings per share computations are based upon the weighted average number of shares of common stock and common stock equivalents outstanding of 128,737,000 for both of the second quarters ended June 26, 1994 and June 27, 1993. The weighted average number of shares is 128,870,000 and 128,758,000 for year-to-date June 26, 1994 and June 27, 1993, respectively. Fully diluted earnings per share are the same as the earnings per share indicated.

    Cash dividends of 27 cents per share of common stock were declared in the second quarters ended June 26, 1994 and June 27, 1993, respectively.

NOTE H -- CASH MANAGEMENT SYSTEM
    Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources, such as short-term investments or commercial paper issuance, to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of the checks outstanding. The book overdraft, which was reclassified to accounts payable, was $54,154,000 and $41,733,000 at June 26, 1994 and December 31, 1993, respectively.

NOTE I -- COMMITMENTS AND CONTINGENCIES
    The Company is exploring various alternative sites for its headquarters, which includes offices of the LOS ANGELES TIMES. If the Company determines that a move is in its best interests, the disposition of the current headquarters property may result in a charge to earnings.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES

FIVE-YEAR SUMMARY OF BUSINESS SEGMENT INFORMATION

(IN THOUSANDS OF DOLLARS)                     1993        1992        1991        1990        1989
- - -----------------------------------------------------------------------------------------------------
REVENUES
  Newspaper Publishing...................  $1,980,717  $1,943,229  $1,974,351  $2,066,872  $2,065,890
  Professional Information...............     992,220     935,448     851,633     757,882     654,593
  Consumer Multimedia....................     271,176     277,757     292,157     311,328     305,913
  Corporate and Other....................                                 391      11,412      56,487
  Intersegment Revenues..................        (364)     (1,004)     (1,358)     (1,175)       (630)
                                           ----------  ----------  ----------  ----------  ----------
                                           $3,243,749  $3,155,430  $3,117,174  $3,146,319  $3,082,253
                                           ----------  ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------  ----------
OPERATING PROFIT (LOSS)(1)
  Newspaper Publishing...................  $  107,346  $   19,126  $   93,094  $  171,257  $  309,850
  Professional Information...............     174,855     114,348     193,161     165,741     144,836
  Consumer Multimedia....................      (3,785)     (3,527)     (7,775)     (9,496)     (1,180)
  Corporate and Other....................     (89,374)    (66,188)    (69,808)    (59,364)    (13,106)
                                           ----------  ----------  ----------  ----------  ----------
                                           $  189,042  $   63,759  $  208,672  $  268,138  $  440,400
                                           ----------  ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------  ----------
IDENTIFIABLE ASSETS
  Newspaper Publishing...................  $2,012,623  $2,036,453  $2,023,275  $2,044,545  $1,907,900
  Professional Information...............   1,030,586     971,833     788,260     753,184     690,416
  Consumer Multimedia....................     288,805     338,895     338,046     412,505     430,263
  Corporate and Other....................     563,686     317,423     341,493     383,616     369,663
  Discontinued Operations
    Cable Television.....................     606,678     495,036     509,942     484,611     439,185
    Broadcast Television.................         285     123,439     120,649     125,109     125,562
  Eliminations...........................      (2,766)    (49,734)   (115,526)    (83,489)    (88,691)
                                           ----------  ----------  ----------  ----------  ----------
                                           $4,499,897  $4,233,345  $4,006,139  $4,120,081  $3,874,298
                                           ----------  ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------  ----------
DEPRECIATION, AMORTIZATION AND DEPLETION
  Newspaper Publishing...................  $  113,877  $  105,939  $  110,946  $  100,458  $   82,234
  Professional Information...............      44,490      40,092      41,640      42,701      40,743
  Consumer Multimedia....................      10,816      10,705      14,656      23,730      24,022
  Corporate and Other....................       1,795       1,753       2,664       2,588       7,616
                                           ----------  ----------  ----------  ----------  ----------
                                           $  170,978  $  158,489  $  169,906  $  169,477  $  154,615
                                           ----------  ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------  ----------
CAPITAL EXPENDITURES
  Newspaper Publishing...................  $   66,429  $   88,226  $  119,963  $  231,493  $  312,473
  Professional Information...............      33,006      19,984      19,324      26,080      19,088
  Consumer Multimedia....................       1,718       1,579       1,142       2,744      10,102
  Corporate and Other....................         940         321         494         938         785
  Discontinued Operations
    Cable Television.....................     116,914      82,333      60,426      66,641      70,590
    Broadcast Television.................                   3,464       3,141       6,803       6,189
                                           ----------  ----------  ----------  ----------  ----------
                                           $  219,007  $  195,907  $  204,490  $  334,699  $  419,227
                                           ----------  ----------  ----------  ----------  ----------
                                           ----------  ----------  ----------  ----------  ----------


(1) Includes restructuring charges as follows (in thousands):

                                              1993        1992        1991
- - -----------------------------------------------------------------------------
  Newspaper Publishing...................  $   33,080  $  106,700  $   39,690
  Professional Information...............      25,300      96,000       1,160
  Corporate and Other....................      21,784                   1,450
                                           ----------  ----------  ----------
                                           $   80,164  $  202,700  $   42,300
                                           ----------  ----------  ----------
                                           ----------  ----------  ----------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    In June 1994, Times Mirror announced a definitive agreement to merge its cable television operations with Cox Cable Communications, Inc. (Cox Cable) in a tax-free transaction valued at $2.3 billion. The merger, which requires various regulatory approvals, is expected to be completed within the next six to nine months. For further details concerning this proposed transaction, see Note B of the condensed consolidated financial statements.

    Beginning in the second quarter of 1994, Times Mirror redefined its business segments for reporting purposes to reflect the focus of its operations after the proposed cable merger. The Company's three business segments are now Newspaper Publishing, which remains unchanged from past reporting periods; Professional Information, which consists of the Company's professional publishing, college publishing and training operations; and Consumer Multimedia, which includes magazines, consumer book publishing, as well as the planned expansion of new consumer multimedia software and television programming businesses. For comparison purposes the Company's financial data have been conformed to the newly defined segments in the Five-Year Summary of Business Segment Information.

    Times Mirror's 1994 first half operating profit declined to $98.2 million from $105.2 million in the previous year. Although the Newspaper Publishing segment grew in both operating revenues and profit, these gains were more than offset by declines in both of these categories at Matthew Bender, the Company's legal publishing company. The decline at Matthew Bender was anticipated, and is the result of reduced revenues relating to an unusually high number of product shipments in the first quarter of 1993, and to changes in its marketing and pricing strategies introduced in 1993. These strategies aim to stabilize subscription volumes over the near term and to grow unit volume over the long term.

    During the second quarter, the Company's operating profit increased 7.2 percent over the prior year, as the favorable results in the Newspaper Publishing segment more than offset the decline experienced by Matthew Bender. Second quarter results included a minor charge for payroll related costs at Newsday, as well as a gain on the sale of securities.

    Over the past several years, the Company has provided restructuring reserves in order to streamline the operational and administrative functions of its businesses. The Company is continuing to pursue cost reduction and process re-engineering opportunities, which could lead to additional restructuring or other charges in future periods.

DISCONTINUED OPERATIONS

    In March 1993, the Company announced the sale of its four broadcast television stations, with the divestiture being completed near year-end 1993 for $320 million in cash as well as warrants in Argyle Television Holdings. Accordingly, the financial results of the Broadcast Television segment have been reported separately in 1993 as discontinued operations in the Statements of Consolidated Income. Additionally, as a result of the proposed merger with Cox Cable, results of Cable Television have been reported separately for all periods as discontinued operations. Income from discontinued operations was $28.5 million, or 22 cents per share, in the first half of 1994 from cable television, compared with $45.6 million or 35 cents per share, in the prior year from both cable and broadcast television. Additional information on these discontinued operations is included in Note C of the condensed consolidated financial statements.

SALE OF OTHER ASSETS

    In the second quarter of 1994, a gain of $6.4 million, or $.05 per share, was realized on the sale of preferred stock and warrants to purchase common stock obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the DENVER POST.

MATTHEW BENDER RESTRUCTURING

    Over the past 18 months Matthew Bender has been executing a strategic restructuring of its marketing strategies, product lines and business operations. A reserve of $96 million for restructuring costs was established in the fourth quarter of 1992. Restructuring efforts include new pricing programs, operating productivity improvements resulting in major workforce reductions, and a reduction in new title development in favor of enriching the value of established product lines. The impact of these efforts depressed results in the first half of 1994 and is expected to reduce annual operating profit year-over-year in the range of $20 million. However, over the long term, these actions are designed to grow unit volume and revenues, and enhance operating efficiencies.

NEWSPAPER PUBLISHING OUTLOOK

    Growth in Newspaper Publishing will depend primarily on the timing and extent of economic recovery in Times Mirror's local newspaper markets -- particularly Southern California. In addition, structural shifts in the retail marketplace, including retailer consolidations, changing consumer buying habits and growth in discount stores (which use little newspaper advertising) have depressed past results and may impact retail advertising growth in the future. Also, the favorable trends in newsprint pricing are not expected to continue, with increases in the average price paid per ton projected for the rest of 1994 and throughout 1995. Advertising revenues at all of the Company's newspapers, including the LOS ANGELES TIMES, improved in the first half of 1994. Full year results will depend largely on the strength and durability of the economic recovery in Southern California.

PROFESSIONAL INFORMATION OUTLOOK

    After several years of strong growth, the Professional Information segment entered a period of weaker revenue and profit performance in 1993 and 1994, impacted primarily by restructuring efforts at Matthew Bender. The major decline in revenues at Matthew Bender over the two years, however, was largely offset by continued growth in health science and college publishing. In addition, costs associated with investments, extending business lines and entering related markets in existing publishing businesses, as well as costs associated with consolidating administrative functions, will constrain profit growth in 1994. Despite these investments, however, the Professional Information segment should produce favorable year-over-year operating results in the second half of 1994, due in part to growth in college publishing. The Company hopes to resume profit growth in this segment in 1995, based on the development of product line extensions, international growth and continued expansion into new markets building on existing professional information franchises.

CONSUMER MULTIMEDIA OUTLOOK

    Times Mirror's magazines have historically represented the majority of the revenues of this segment. This year's operating results of these ongoing businesses will depend on the strength of a national recovery in the magazine industry's advertising revenues. In the planned expansion of consumer multimedia software and television programming, the Company will invest in businesses concentrating on developmental projects in consumer multimedia, as well as cable television programming. These investments are expected to show operating losses during their initial stages of growth.

CONSOLIDATED RESULTS OF OPERATIONS

    The   following  table  summarizes  Times  Mirror's  financial  results  (in thousands except per share amounts):

                                               SECOND QUARTER              FIRST HALF
                                          ------------------------  ------------------------
                                             1994         1993         1994         1993
- - --------------------------------------------------------------------------------------------
Revenues................................  $   807,636  $   784,632  $ 1,541,342  $ 1,539,801
Operating profit........................       65,299       60,898       98,228      105,157
Interest expense........................      (16,603)     (21,095)     (34,312)     (43,720)
Nonrecurring gains......................       10,227      --            10,227      --
Income from continuing operations.......       32,090       20,401       39,591       32,057
Income from discontinued operations.....       13,279       27,461       28,504       45,589
Net income..............................       45,369       47,862       68,095       77,646
Earnings per share:
  Continuing operations.................  $       .25  $       .16  $       .31  $       .25
  Discontinued operations...............          .10          .21          .22          .35
                                          -----------  -----------  -----------  -----------
  Earnings per share....................  $       .35  $       .37  $       .53  $       .60

    The following sections discuss the revenues and operating profits of the Company's principal lines of business. All comments, except as noted, apply to both the second quarter and first half of 1994 compared to the same prior year period.

    Times Mirror's revenues increased 2.9 percent for the second quarter of 1994, and were largely unchanged for the first half compared to prior year periods. Growth in newspaper and magazine advertising revenues, and incremental acquisitions in college textbooks more than offset the revenue decline in legal publishing revenues for both the quarter and first half.

    Operating profit for the second quarter of 1994 increased 7.2 percent from the previous year, due primarily to advertising revenue growth and cost containment efforts in the newspaper segment. For the first half of 1994, operating profit declined 6.6 percent, as growth in Newspaper Publishing did not offset the expected significant declines in Professional Information.

    For the second quarter, income from continuing operations rose 57.3 percent to $32.1 million, or $.25 per share, due to revenue improvements in the Newspaper Publishing group, as well as a gain on the sale of securities. For the first half, income from continuing operations rose 23.5 percent due to the strength of second quarter results. Net income for the second quarter and first six months was down due to the absence of the discontinued broadcast television operations which were sold near year end 1993.

    Interest expense for the second quarter and the first six months declined, as the debt level was reduced using proceeds from the sale of the broadcast television stations.

NEWSPAPER PUBLISHING

                                                       SECOND QUARTER          FIRST HALF
                                                    --------------------  --------------------
                                                      1994       1993       1994       1993
- - ----------------------------------------------------------------------------------------------
Revenues
  Advertising.....................................  $ 396,565  $ 376,401  $ 747,262  $ 718,060
  Circulation.....................................    113,493    113,630    222,131    225,064
  Other...........................................      7,256      9,231     19,042     17,794
                                                    ---------  ---------  ---------  ---------
                                                    $ 517,314  $ 499,262  $ 988,435  $ 960,918
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Operating Profit..................................  $  52,856  $  40,504  $  89,016  $  64,495
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

    For the second quarter, Newspaper Publishing's advertising revenues rose 5.4 percent for the quarter and 4.1 percent for the first half, continuing the recent gains in advertising revenues. Circulation revenues declined slightly for the quarter and first half, due to reduced circulation outside the newspapers' primary market areas. Advertising volume and revenues increased at the group's largest newspaper, the LOS ANGELES TIMES, with continued gains in classified advertising volume, particularly in the help-wanted category, as well as increases in retail advertising volume.

    Second quarter and first half operating profit rose significantly, despite a minor payroll related charge at Newsday, reflecting the benefits of major cost containment efforts over the past three years combined with revenue growth. Newsprint expense in the quarter and first half was slightly lower than 1993 levels, as the average per-ton cost decreased and offset the increase in consumption.

PROFESSIONAL INFORMATION

    Professional Information group revenues and operating profit were as follows (in thousands):

                                                       SECOND QUARTER          FIRST HALF
                                                    --------------------  --------------------
                                                      1994       1993       1994       1993
- - ----------------------------------------------------------------------------------------------
Revenues..........................................  $ 222,685  $ 222,477  $ 420,782  $ 452,491
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------
Operating Profit..................................  $  30,067  $  39,272  $  45,361  $  81,810
                                                    ---------  ---------  ---------  ---------
                                                    ---------  ---------  ---------  ---------

    Professional Information revenues for the second quarter of 1994 were level with the prior year, as revenue declines in legal publishing were less significant than in first quarter year-over-year comparisons. For the first half, revenues for this group declined 7.0 percent due principally to the impact of the changes at Matthew Bender in pricing and marketing strategies, as well as its unusually high level of first quarter sales in the prior year.

    Operating profit declined 23.4 percent in the second quarter and 44.6 percent for the first half mainly as a result of the reduced revenues at Matthew Bender. Professional Information results were also adversely affected by higher seasonal losses at the Company's college publishing operations due to the impact of business expansion. The Company expects full year revenue growth in this segment due to favorable second half results compared to 1993.

CONSUMER MULTIMEDIA

    Consumer Multimedia group revenues and operating profit were as follows (in thousands):

                                                         SECOND QUARTER          FIRST HALF
                                                      --------------------  --------------------
                                                        1994       1993       1994       1993
- - ------------------------------------------------------------------------------------------------
Revenues............................................  $  67,767  $  62,913  $ 132,404  $ 126,560
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------
Operating Loss......................................  $  (1,286) $  (2,312) $  (4,638) $  (7,646)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

    Consumer Multimedia group revenues rose 7.7 percent in the second quarter of 1994 and 4.6 percent in the first half of 1994 over prior year periods, as consumer magazines showed improving advertising revenue. For the quarter, advertising revenues for the segment rose 13.9 percent, lifting the first half increase to 5.7 percent. Despite this growth and the modest operating profit generated by the magazines, development expenses in consumer multimedia and weakness in consumer book publishing contributed to the segment's operating losses of $1.3 million for the quarter and $4.6 million for the first half of 1994.

LIQUIDITY AND CAPITAL RESOURCES

    Total debt at June 26, 1994 of $862.7 million declined $269.1 million from the year-end 1993 level, as proceeds from the sale of the broadcast television stations were used to reduce commercial paper borrowings during the early part of 1994. The Company's debt-to-capitalization ratio at June 26, 1994 declined to
31.2 percent from 37.3 percent as of year-end 1993.

    The Company's cash requirements are funded primarily by its operating activities. If additional funds are needed, the Company obtains external financing, primarily through the issuance of commercial paper or fixed-rate debt. The commercial paper program is supported by unsecured short-term revolving bank lines of credit, with commitments at June 26, 1994 totaling $390 million. If the commercial paper program requires additional support, the Company believes that additional lines of credit would be available to it. At June 26, 1994, the Company had registered $250 million of debt securities for future sales.

    During the first half of 1994, the Company generated $155.1 million in net cash from continuing operations, compared with $106.6 million for the same period in 1993. This increase primarily resulted from decreased cash outlays for restructuring activities and interest in 1994 compared to 1993.

    Net cash provided by investing activities during the first half of 1994 totaled $123.9 million compared to a use of $130.6 million, due mainly to cash receipts of $310.4 million relating primarily to the sale of the broadcast television properties, offset by an $18.9 million increase in capital expenditures over the prior year. Total year spending on capital projects is expected to be moderately higher in 1994 than 1993.

    Net cash used in financing activities increased by $264.1 million over the comparable prior period. During the first half of 1994, commercial paper was reduced by $269.1 million primarily from cash obtained from the sale of the broadcast television properties. Dividends to shareholders of $69.4 million were paid during the first half of both years.

    As part of the agreement to merge its cable operations, the Company has committed $200 million to a proposed joint venture with Cox Cable. The joint venture is expected to develop and purchase investment interests in theme-based cable television programming operations. The $200 million is expected to be contributed to the venture as capital calls are made. In addition, the Company expects to borrow $1.36 billion prior to the merger and the related debt will be assumed by Cox Cable. Part of these funds are expected to be used to redeem approximately $500 million of the Company's fixed-rate debt.

    After the completion of the cable merger, the Company expects to have approximately $400 million in outstanding preferred stock. In addition, the Company expects to reduce its common stock dividends by 66 2/3 to 80 percent of its current level, providing greater resources for investment in its ongoing businesses.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The following litigation arose out of the transactions described in Note B of the condensed consolidated financial statements (referred to herein as the "Transactions.")

DELAWARE PROCEEDINGS

    As of August 1, 1994, the following putative class actions had been filed in the Court of Chancery, New Castle County, State of Delaware with respect to the
Transactions: Bert Vladimir, on behalf of himself and all persons similarly situated v. John E. Bryson, et al., (Civil Action No. 13550); Erab Capital Ltd.
v. Robert F. Erburu, et al. (Civil Action No. 13552); Moise Katz v. The Times Mirror Co., et al. (Civil Action No. 13554); Gary Goldberg v. Gwendolyn G. Babcock, et al. (Civil Action No. 13555); Joseph E. Kassoway, et al. v. The Times Mirror Company, et al. (Civil Action No. 13556); Frederick Rand and Miriam Sarnoff v. The Times Mirror Company, et al. (Civil Action No. 13557); and Kathleen Pessin v. The Times Mirror Co., et al. (Civil Action No. 13558). Five of the Delaware actions have been consolidated by the Delaware Chancery Court under the name In re The Times Mirror Company Shareholders Litigation. Two of the actions (Kassoway and Rand) were voluntarily dismissed by the plaintiffs. The five consolidated actions are collectively referred to herein as the "Delaware Stockholders' Litigation."

    The Delaware Stockholders' Litigation challenges the terms of the Transactions and names as defendants, among others, Times Mirror, present and certain former directors of Times Mirror, the Chandler Trusts, and certain trustees of the Chandler Trusts. Cox Enterprises, Inc. ("CEI") is also named as a defendant in Civil Action Nos. 13550 and 13555. The Delaware Stockholders' Litigation alleges that the defendants breach their fiduciary duties to the non-Chandler Trust Stockholders ("Other Stockholders") by entering into the Transactions, that the defendants failed to properly evaluate the Transactions, that the defendants favored the interests of the Chandler Trusts over the interests of the Other Stockholders, that the merger consideration to be paid to the Other Stockholders is inadequate and unfair, and that the defendants have engaged in other allegedly improper conduct.

    The Delaware Stockholders' Litigation seeks to have the Transactions enjoined or, if the Transactions are consummated, to have them rescinded and to recover unspecified damages, fees and expenses. In addition, the Delaware Stockholders' Litigation seeks an accounting and one complaint seeks to have a stockholders' committee consisting of putative class members and their representatives appointed to participate in considering any future transaction affecting Times Mirror or its stockholders.

    The defendants named in the Delaware Stockholders' Litigation answered the consolidated complaint, denying the material allegations asserted against them. The plaintiffs moved for certification of a class, pursuant to Court of Chancery rules 23(b)(1) and (2), consisting of all stockholders of Times Mirror (other than the defendants and their affiliates) who owned shares of Times Mirror Common Stock between June 3, 1994 and the date upon which the plaintiffs' claims for injunctive relief are entered and become final. The Chancery Court granted the motion on August 1, 1994. Discovery is underway in the Delaware Stockholders' Litigation and, under a scheduling order entered by the Chancery Court, must be completed by September 30, 1994. The Chancery Court has set a trial on the merits for October 17, 1994.

CALIFORNIA PROCEEDINGS

    On June 13, 1994, the following putative class and derivative action was filed in the Superior Court of California, County of Los Angeles: Fred Vondy, Miriam Sarnoff, and Joseph E. Kassoway and Robert Kassoway, Trustees Under Deed of Trust for the Benefit of Joseph E. Kassoway, On Behalf of Themselves and All Other Similarly Situated, and Derivatively on Behalf of The Times Mirror Company, a Delaware corporation v. John E. Bryson, et al. (Case No. BC106783). This action is referred to herein as the "California Stockholders' Litigation."

    The California Stockholders' Litigation purports to be a stockholders' derivative action on behalf of Times Mirror, which is named as a nominal defendant only. It also purports to be a class action on behalf of the same class as in the Delaware Stockholders' Litigation. The California Stockholders' Litigation names as defendants, among others, present and certain former directors of Times Mirror, certain officers of Times Mirror, the Chandler Trusts, and certain trustees of the Chandler Trusts. CEI also is named as a defendant. The California Stockholders' Litigation asserts essentially the same allegations concerning the Transactions as the Delaware Stockholders' Litigation. It purports to assert claims for breach of fiduciary duty, unjust enrichment, constructive fraud, and abusive control.

    The California Stockholders' Litigation seeks a declaration that the Transactions are unfair, unjust, and inequitable to Times Mirror and its public stockholders; to enjoin the Transactions; to enjoin the defendants from further alleged abuses of control; a declaration setting aside the Transactions; unspecified damages, including unspecified punitive damages; an accounting; and unspecified fees and expenses.

    On July 24, 1994, Times Mirror filed a motion to stay the California Stockholders' Litigation in light of the prior pendency of the Delaware Stockholders' Litigation. The other defendants have joined in the stay motion. The stay motion presently is set for hearing on September 21, 1994. Apart from the stay motion, the defendants in the California Stockholders' Litigation have not yet responded to the complaint, but they deny the allegations asserted against them.

FEDERAL PROCEEDINGS

    On July 11, 1994, the following putative class action was filed in the United States District Court for the Central District of California: Frederick Rand, On Behalf of Himself and All Other Similarly Situated v. John E. Bryson, et al. (Case Number CV 94 4632 WDK (Ex)). This action is referred to herein as the "Federal Stockholders' Litigation."

    The  Federal  Stockholders'  Litigation  alleges  that  the  proxy statement disseminated in connection with the annual meeting of Times Mirror's stockholders held on May 3, 1994 was materially false and misleading in that it failed to disclose the plan of Times Mirror's Board of Directors to enter into the Transactions. The Federal Stockholders' Litigation asserts that the Transactions were improper for the same reasons alleged in the California Stockholders' Litigation and names as defendants Times Mirror, present and certain former directors of Times Mirror, certain officers of Times Mirror, and the Chandler Trusts.

    The Federal Stockholders' Litigation seeks to set aside the election at the annual meeting of directors of John E. Bryson, Bruce Chandler, Alfred E. Osborne, Jr., William Stinehart Jr., and Edward Zapanta; seeks a declaration that all actions taken by the Times Mirror Board of Directors to approve and effectuate the Transactions are null and void; seeks to enjoin the Transactions and to impose a constructive trust on any proceeds; and seeks unspecified punitive damages, fees and expenses. Responses to the complaint are due on September 16, 1994. The defendants deny the allegations asserted against them.

    As noted above, the resolution of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            11. Computation of earnings per share.

            12. Computation of the ratio of earnings to fixed charges.

        (B) REPORTS ON FORM 8-K

    Form 8-K for Times Mirror Cable Television, Inc., a wholly owned subsidiary of the Company, as of December 31, 1993 and updated through March 31, 1994 was filed on June 5, 1994.

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

                                          By:        /s/ STUART K. COPPENS

                                          --------------------------------------
                                                      Stuart K. Coppens
                                               CONTROLLER AND CHIEF ACCOUNTING
                                                         OFFICER

Date: August 10, 1994