Form 10-Q
period 1994-09-25
TIMES MIRROR CO
filed 1994-11-09
CIK 98349

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

            /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 1994

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

    Number  of shares of Series A Common  Stock outstanding at November 1, 1994:
97,460,123

    Number of shares of Series C  Common Stock outstanding at November 1,  1994:
31,153,609

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

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
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                              THIRD QUARTER ENDED            YEAR-TO-DATE ENDED
                                          ----------------------------  ----------------------------
                                          SEPTEMBER 25,  SEPTEMBER 26,  SEPTEMBER 25,  SEPTEMBER 26,
                                              1994           1993           1994           1993
- ----------------------------------------------------------------------------------------------------
REVENUES................................  $     858,726  $     806,882  $   2,400,068  $   2,346,683
                                          -------------  -------------  -------------  -------------
COSTS AND EXPENSES
  Cost of sales.........................        454,214        464,997      1,291,433      1,292,607
  Selling, general and administrative
    expenses............................        315,985        279,532        921,880        886,566
  Restructuring charges.................                         3,750                         3,750
                                          -------------  -------------  -------------  -------------
                                                770,199        748,279      2,213,313      2,182,923

OPERATING PROFIT........................         88,527         58,603        186,755        163,760

  Interest expense......................        (17,445)       (21,057)       (51,757)       (64,777)
  Nonrecurring gains....................         11,872                        22,099
  Other, net............................             90         (1,211)         2,062          2,282
                                          -------------  -------------  -------------  -------------
Income from continuing operations before
  income taxes..........................         83,044         36,335        159,159        101,265
    Income taxes........................         43,250         21,086         79,774         53,959
                                          -------------  -------------  -------------  -------------
Income from continuing operations.......         39,794         15,249         79,385         47,306
Income from discontinued operations, net
  of income taxes.......................         12,505         62,458         41,009        108,047
                                          -------------  -------------  -------------  -------------
NET INCOME..............................  $      52,299  $      77,707  $     120,394  $     155,353
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

Earnings per share:
  Continuing operations.................  $         .31  $         .12  $         .61  $         .37
  Discontinued operations...............            .10            .48            .32            .84
                                          -------------  -------------  -------------  -------------
Earnings per share......................  $         .41  $         .60  $         .93  $        1.21
                                          -------------  -------------  -------------  -------------
                                          -------------  -------------  -------------  -------------

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT SHARE AMOUNTS)

                                                              SEPTEMBER 25,  DECEMBER 31,
                                                                  1994           1993
- ------------------------------------------------------------------------------------------
                                                               (UNAUDITED)
ASSETS
Current Assets
  Cash and cash equivalents.................................  $      92,242  $      46,756
  Accounts receivable, less allowance for doubtful accounts
    and returns of $77,305 and $70,866......................        524,549        511,347
  Note and other receivables................................                       296,458
  Inventories...............................................        148,472        161,251
  Deferred income taxes.....................................         31,635         40,965
  Net assets of discontinued cable television operations....        626,091
  Prepaid and other.........................................        117,291        160,097
                                                              -------------  -------------
    Total Current Assets....................................      1,540,280      1,216,874
Property, plant and equipment, at cost less accumulated
  depreciation of $813,857 and $760,609.....................      1,294,005      1,308,628
Goodwill....................................................        711,947        714,357
Net assets of discontinued cable television operations......                       606,678
Other intangibles...........................................        122,652        132,690
Deferred charges and other assets...........................        543,956        520,670
                                                              -------------  -------------
                                                              $   4,212,840  $   4,499,897
                                                              -------------  -------------
                                                              -------------  -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable..........................................  $     359,680  $     380,005
  Accrued liabilities.......................................         45,768         94,436
  Short-term debt...........................................        128,044        336,356
  Income taxes..............................................         20,713          1,232
  Other current liabilities.................................        336,421        331,137
                                                              -------------  -------------
    Total Current Liabilities...............................        890,626      1,143,166
Long-term debt..............................................        749,044        795,454
Deferred income taxes.......................................        197,407        196,869
Other liabilities and deferrals.............................        456,770        465,133
                                                              -------------  -------------
    Total Liabilities.......................................      2,293,847      2,600,622
                                                              -------------  -------------
Shareholders' Equity
  Common stock
    Series A, $1 par value; 300,000,000 authorized;
      98,700,000 and 97,588,000 issued......................         98,700         97,588
    Series B, $1 par value; 100,000,000 authorized; no
      shares issued
    Series C, convertible, $1 par value; 150,000,000
      authorized; 31,259,000 and 32,366,000 issued..........         31,259         32,366
  Preferred stock, $1 par value; 4,500,000 shares
    authorized; no shares issued
  Additional paid-in capital................................        167,331        167,490
  Retained earnings.........................................      1,707,446      1,687,574
                                                              -------------  -------------
                                                                  2,004,736      1,985,018
                                                              -------------  -------------
  Less treasury stock, at cost; 1,345,000 Series A shares...         61,543         61,543
                                                              -------------  -------------
                                                                  1,943,193      1,923,475
  Less guaranteed debt of ESOP..............................         24,200         24,200
                                                              -------------  -------------
    Total Shareholders' Equity..............................      1,918,993      1,899,275
                                                              -------------  -------------
                                                              $   4,212,840  $   4,499,897
                                                              -------------  -------------
                                                              -------------  -------------

See notes to condensed consolidated financial statements

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                STATEMENTS OF CONDENSED CONSOLIDATED CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                   YEAR-TO-DATE ENDED
                                                              ----------------------------
                                                              SEPTEMBER 25,  SEPTEMBER 26,
                                                                  1994           1993
- ------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net cash provided by continuing operating activities......  $     234,556  $     212,029
  Net cash provided by discontinued operating activities....        108,765        115,325
                                                              -------------  -------------
    Net cash provided by operating activities...............        343,321        327,354

CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sales of operating assets...................        334,760         35,541
  Capital expenditures......................................        (81,221)       (72,823)
  Acquisitions, net of cash acquired........................        (39,737)       (22,300)
  Additions to product development costs....................        (48,443)       (39,146)
  Other, net................................................         (1,217)           (26)
                                                              -------------  -------------
  Net cash provided by (used in) continuing investing
    activities..............................................        164,142        (98,754)
  Net cash used in investing activities from discontinued
    cable operations........................................       (103,626)        (2,556)
                                                              -------------  -------------
    Net cash provided by (used in) investing activities.....         60,516       (101,310)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of debt.........................................       (408,719)      (358,717)
  Proceeds from issuance of debt............................        154,697        248,563
  Dividends paid............................................       (104,175)      (104,152)
  Other, net................................................           (154)         2,515
                                                              -------------  -------------
    Net cash used in financing activities...................       (358,351)      (211,791)
                                                              -------------  -------------

Increase in cash and cash equivalents.......................         45,486         14,253
Cash and cash equivalents at beginning of year..............         46,756         57,881
                                                              -------------  -------------
Cash and cash equivalents at end of period..................  $      92,242  $      72,134
                                                              -------------  -------------
                                                              -------------  -------------

Cash paid during the period for:
  Interest (net of amounts capitalized).....................  $      53,957  $      71,815
  Income taxes..............................................         67,780         44,586

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

    Certain amounts have been reclassified to conform to the third quarter 1994 presentation.

NOTE B -- PROPOSED REORGANIZATION
    In June 1994, the Company signed an agreement to merge its cable television operations with Cox Cable Communications, Inc. (Cox Cable). It is contemplated that prior to the merger the Company will borrow approximately $1.36 billion. The Company will then transfer all of its non-cable operations, including the $1.36 billion in cash, into a newly formed entity, New Times Mirror, as part of a tax-free reorganization. Old Times Mirror, then owning the Company's cable television operations and obligated to pay the newly incurred debt, will be merged into Cox Cable. Each share of the Company's Series A and Series C common stock outstanding prior to the merger will be converted into one share of New Times Mirror Series A or Series C common stock, respectively. As a result, voting interests in New Times Mirror will remain the same as voting interests in Old Times Mirror. In addition, all non-Chandler Trust shareholders will receive common stock of Cox Cable with an estimated aggregate fair value of $932,000,000. Due to certain constraints imposed by the terms of the Chandler Trusts, in lieu of common stock of Cox Cable, the Chandler Trusts will receive non-voting, Series A cumulative preferred stock in New Times Mirror. The fair value of the preferred stock received by the Chandler Trusts will be substantially equivalent to the fair value of the Cox Cable common stock received by the other shareholders, after giving effect to their respective proportionate interest in Old Times Mirror. The Company expects this transaction will increase shareholders' equity by approximately $670,000,000 and result in a gain of about $1.62 billion. This transaction is expected to be consummated within the next three to six months and is subject to certain conditions, including the receipt of various regulatory approvals.

    In connection with the settlement of reorganization-related litigation, subsequent to the reorganization, shareholders will to be offered the opportunity to exchange shares of Series A or Series C common stock for shares of Series B cumulative preferred stock on a one-for-one basis. The Series B preferred stock will have one vote per share.

    At September 25, 1994, the Company had approximately $750,000,000 of publicly-held notes outstanding. In early November, the Company commenced a tender offer for $399,500,000 aggregate principal amount of its fixed-rate debt and expects to file a registration statement with respect to long-term debt securities that it intends to offer to exchange for $250,000,000 of its outstanding long-term debt (See Note F).

    As previously reported, a number of lawsuits were filed in Delaware and California seeking to enjoin the proposed reorganization (See Note J for further information regarding these proceedings). The resolution of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

NOTE C -- DISCONTINUED OPERATIONS
    As a result of the proposed reorganization described in Note B, the Company's cable television operations are reported as discontinued operations.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE C -- DISCONTINUED OPERATIONS (CONTINUED)
    In March 1993, the Company announced two agreements for the sale of its broadcast television stations to Argyle Television Holdings, Inc. (Argyle). The sale of KTVI-TV, an ABC affiliate in St. Louis, Missouri, and WVTM-TV, an NBC affiliate in Birmingham, Alabama, was completed in July, 1993. The sale of the Company's remaining two stations, KDFW-TV in Dallas, Texas and KTBC-TV in Austin, Texas, both CBS affiliates, was completed near the end of 1993. The sale of the four stations resulted in a gain of $131,702,000, net of income tax expense of $76,928,000. Most of the $320,000,000 in proceeds was received in January 1994 and was used to redeem commercial paper.

    The results of operations of the Broadcast and Cable Television segments have been reported separately as discontinued operations in the Statements of Consolidated Income. Income from discontinued operations is summarized as follows (in thousands):

                                       THIRD QUARTER ENDED            YEAR-TO-DATE ENDED
                                   ----------------------------  ----------------------------
                                   SEPTEMBER 25,  SEPTEMBER 26,  SEPTEMBER 25,  SEPTEMBER 26,
                                       1994           1993           1994           1993
- ---------------------------------------------------------------------------------------------

Revenues.........................  $     121,768  $     134,585  $     368,929  $     422,104
                                   -------------  -------------  -------------  -------------
Income before income taxes.......         24,106        112,647         75,624        188,457
Income taxes.....................         11,601         50,189         34,615         80,410
                                   -------------  -------------  -------------  -------------
Net income.......................  $      12,505  $      62,458  $      41,009  $     108,047
                                   -------------  -------------  -------------  -------------
                                   -------------  -------------  -------------  -------------

    Income from discontinued operations for 1993 included gains on sales of assets totaling $82,019,000 or $47,604,000 (37 cents per share) after applicable income taxes for the third quarter, and $86,799,000 or $50,364,000 (39 cents per share) net of income taxes for the year-to-date.

    The net assets of the Cable Television operations which will be transferred to Cox Cable, comprised principally of fixed assets, goodwill and other intangibles, have been classified as net assets of discontinued operations for all reported periods.

NOTE D -- NONRECURRING GAINS
    In the third quarter of 1994, the Company recognized a gain of $11,872,000, or $4,215,000 (3 cents per share) after applicable income taxes, on the divestiture of a small elementary-high school book publishing operation. In addition, in May, 1994, the Company sold preferred stock and warrants to purchase common stock obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the Denver Post. This transaction increased income before income taxes by $10,227,000, or $6,431,000 (5 cents per share) after applicable income taxes.

NOTE E -- INVENTORIES
    Inventories are summarized as follows (in thousands):

                                                                  SEPTEMBER 25,  DECEMBER 31,
                                                                      1994           1993
- ---------------------------------------------------------------------------------------------
Newsprint, paper, and other raw materials.......................      $  35,898     $  39,066
Books and other finished products...............................         88,245        94,675
Work-in-process.................................................         24,329        27,510
                                                                  -------------  ------------
                                                                      $ 148,472     $ 161,251
                                                                  -------------  ------------
                                                                  -------------  ------------

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE F -- DEBT
    Short-term debt is summarized as follows (in thousands):

                                                                  SEPTEMBER 25,  DECEMBER 31,
                                                                      1994           1993
- ---------------------------------------------------------------------------------------------
Commercial paper................................................      $ 103,574     $ 312,000
Current maturities of long-term debt............................         24,470        24,356
                                                                  -------------  ------------
                                                                      $ 128,044     $ 336,356
                                                                  -------------  ------------
                                                                  -------------  ------------

    Long-term debt is summarized as follows (in thousands):

                                                                  SEPTEMBER 25,  DECEMBER 31,
                                                                      1994           1993
- ---------------------------------------------------------------------------------------------
Commercial paper................................................                    $  46,231
7 1/8% Debentures due March 1, 2013.............................      $ 150,000       150,000
7 3/8% Debentures due July 1, 2023..............................        100,000       100,000
8 7/8% Notes due March 1, 2001..................................        100,000       100,000
8.70% Notes due June 15, 1999...................................         99,993       100,000
8.55% Notes due June 1, 2000....................................         99,500        99,500
8 7/8% Ten-Year Notes due February 1, 1998......................        100,000       100,000
Medium-Term Notes due from March 20, 1997 to April 3, 2000, with
  an average interest rate of 8.63%.............................        100,000       100,000
Guaranteed debt of ESOP, maturing December 15, 1994.............         24,200        24,200
Others at various interest rates, maturing through 2003.........          1,596         1,761
                                                                  -------------  ------------
                                                                        775,289       821,692
Unamortized discount............................................         (1,775)       (1,882)
Less current maturities.........................................        (24,470)      (24,356)
                                                                  -------------  ------------
                                                                      $ 749,044     $ 795,454
                                                                  -------------  ------------
                                                                  -------------  ------------

Commercial paper borrowings of $103,574,000 at September 25, 1994 and $358,231,000 at December 31, 1993, carried a weighted average interest rate of 4.9% and 3.3%, respectively. The Company has agreements with several domestic and foreign banks for unsecured short-term revolving lines of credit which support its commercial paper borrowings. The domestic agreements expire April 27, 1995 and provide for borrowings up to $240,000,000. The foreign agreements expire May 25, 1995 and provide for borrowings up to $150,000,000. As of September 25, 1994, the Company had not borrowed under these agreements. All of the commercial paper borrowings are classified as short-term as of September 25, 1994.

    In connection with the proposed reorganization (See Note B), the Company has commenced a tender offer for $399,500,000 aggregate principal amount of its fixed-rate debt maturing from 1997 through 2001. The offer is scheduled to end in mid-December 1994. Proceeds from private sales of short-term securities are expected to fund the tender and these borrowings are expected to be repaid in early 1995 when the cable merger is completed. In connection with the short-term security issuances, the Company expects to increase its unsecured short-term revolving bank lines of credit to an aggregate amount of $630,000,000. If the entire $399,500,000 is tendered under the terms of the tender offer, the Company expects to record an extraordinary loss of approximately $15,000,000 in the fourth quarter of 1994. In connection with the tender, in September the Company entered into interest rate swap agreements which commence in January 1995 and exchange payments at fixed rates for payments at variable rates on an aggregate principal amount of $200,000,000 of debt. These swaps are expected to be redeemed upon the successful completion of the tender offer.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)

NOTE F -- DEBT (CONTINUED)
    In early November, the Company will also file a registration statement with the Securities and Exchange Commission with respect to long-term debt securities that it intends to offer to exchange for $250,000,000 of its outstanding long-term debt in connection with the cable television merger. With respect to this debt, the Company entered into long-term interest rate swap agreements commencing January 1995 which exchange payments at fixed rates for payments at variable rates.

    As contemplated by the cable merger agreement, the Company expects to borrow up to approximately $1.36 billion prior to the merger and the related debt will be assumed by Cox Cable. Part of the proceeds of these borrowings are expected to be used to retire the short-term securities issued to finance the debt tender and to redeem, when first callable on February 1, 1995, the $100,000,000 of 8 7/8% Notes due February 1, 1998.

NOTE G -- EARNINGS AND DIVIDENDS PER SHARE
    Earnings per share computations were based upon the weighted average number of shares of common stock and common stock equivalents outstanding of 128,722,000 and 128,718,000 for third quarters ended September 25, 1994 and September 26, 1993, respectively. The weighted average number of shares were 128,798,000 and 128,739,000 for year-to-date ended September 25, 1994 and September 26, 1993, respectively. Fully diluted earnings per share were the same as the earnings per share indicated.

    Cash dividends of 27 cents per share of common stock were declared in the third quarters of both 1994 and 1993.

NOTE H -- CASH MANAGEMENT SYSTEM
    Under the Company's cash management system, the bank notifies the Company daily of checks presented for payment against its primary disbursing accounts. The Company transfers funds from other sources, such as short-term investments or commercial paper issuance, to cover the checks presented for payment. This program results in a book cash overdraft in the primary disbursing accounts as a result of the checks outstanding. The book overdraft, which was reclassified to accounts payable, was approximately $44,845,000 and $41,733,000 at September 25, 1994 and December 31, 1993, respectively.

NOTE I -- INCOME TAXES
    The Company's effective tax rate for continuing operations exceeds the federal statutory income tax rate due principally to state taxes and permanent state and federal tax differences related to the non-deductible amortization of goodwill and other intangibles.

NOTE J -- CONTINGENT LIABILITIES
    The Company and its subsidiaries are defendants in actions for libel and other matters arising out of their business operations. In addition from time to time, the Company and its subsidiaries are involved as parties in various governmental and administrative proceedings, including environmental matters. The Company does not believe that any such proceedings currently pending will have a material adverse effect on its consolidated financial position, although an adverse resolution in any reporting period of one or more of these matters could have a material impact on results of operations for that period.

    A number of lawsuits were filed in Delaware and California in mid-1994 seeking to enjoin the proposed reorganization described in Note B. On October 11, 1994, the Company announced an agreement to settle all of the shareholder litigation related to this proposed reorganization. Under the terms of the settlement, upon completion of the transactions, the Company will offer shareholders Series B preferred stock. The Chandler Trusts have agreed not to participate in this exchange offer. In addition, the settlement calls for the Company, subject to the exercise of the fiduciary duties of its Board of Directors, to pay an annual dividend of at least 24 cents per share on its common stock for the three years following the closing of the merger and to pay up to $6 million for plaintiffs' attorney fees and expenses, subject to court approval. The settlement of the litigation is subject to the approval of the Delaware Chancery Court and the California Superior Court in hearings scheduled before year-end, as well as to certain other conditions. The settlement of this litigation will not have an adverse material impact on the Company's financial position or results of operations.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Beginning in the second quarter of 1994, Times Mirror redefined its business segments to reflect the focus of its continuing operations. The Company's three continuing business segments are now Newspaper Publishing, which remains unchanged from past reporting periods; Professional Information, which consists of the Company's professional publishing, college publishing and training operations; and Consumer Multimedia, which includes magazines, consumer book publishing and the Company's planned expansion into the consumer multimedia software and television programming businesses.

OVERVIEW

    Times Mirror's 1994 third-quarter operating profit rose substantially to $88.5 million from $58.6 million in 1993, continuing the upward trend from the second quarter and resulting in improved year-to-date results. Each of the Company's business segments showed improved operating performance in the third quarter, with particularly strong gains in Professional Information and Newspaper Publishing. Within Professional Information, operating profit at Matthew Bender and the training companies, which had trailed the prior year in the first half of 1994, equaled or exceeded the prior-year third quarter. The Newspaper Publishing segment reported continued growth in both revenues and operating profit, driven by increased advertising volume at each of the newspapers. This segment also benefited by comparison with modest results in the 1993 period, which included a $3.8 million charge for voluntary severance programs at the LOS ANGELES TIMES.

    For the first three quarters of 1994, operating profit rose 14 percent to $186.8 million from $163.8 million in the prior year, reflecting improvements in the Company's advertising-driven businesses. Year-to-date operating profit declines in Professional Information, attributable largely to depressed first-half results at Matthew Bender, somewhat offset these gains. The decline at Matthew Bender was largely anticipated and was the result of a lower number of subscriptions, year-over-year timing differences in product release schedules and changes in its marketing and pricing strategies introduced in mid-1993. These strategies aim to stabilize the number of subscriptions over the near term and to provide a basis for unit volume growth over the long term.

    Over the past several years, the Company has provided restructuring reserves in order to streamline the operational and administrative functions of its businesses. The Company is continuing to pursue cost reduction and process re-engineering opportunities, which could lead to additional restructuring or other charges in future periods.

DISCONTINUED OPERATIONS

    In June 1994, Times Mirror announced a definitive agreement to merge its cable television operations with Cox Cable Communications, Inc. (Cox Cable) in a tax-free transaction valued at approximately $2.3 billion. The merger, which requires various regulatory approvals, is expected to be completed in the next three to six months. For further details concerning this proposed transaction, see Note B of the condensed consolidated financial statements. In March 1993, the Company announced the sale of its four broadcast television stations, with the divestiture being completed near year-end 1993 for $320 million in cash as well as warrants in Argyle Television Holdings.

    The financial results of the Cable Television segment for all periods and, in 1993, the Broadcast Television segment, have been reported as discontinued operations in the Statements of Consolidated Income. Income from discontinued cable television operations was $41.0 million, or 32 cents per share, for the first three quarters of 1994, compared with $108.0 million, or 84 cents per share, in the prior year from both the cable and broadcast television operations. The 1993 year-to-date period also included net gains from asset sales at Cable Television of $50.4 million, or 39 cents per share. Additional information on discontinued operations is included in Note C of the condensed consolidated financial statements.

SALES OF OTHER ASSETS

    In the third quarter of 1994, a net gain of $4.2 million, or 3 cents per share, was recognized on the divestiture of a small elementary-high school book publishing operation. Results for the first three quarters of 1994 also included the second quarter net gain of $6.4 million, or $.05 per share, recognized on the sale of securities obtained as part of the 1992 settlement of a note receivable related to the 1987 sale of the DENVER POST.

MATTHEW BENDER RESTRUCTURING

    Over the past 21 months, Matthew Bender has been restructuring its marketing and pricing strategies, product lines and business operations. Restructuring efforts have included new pricing programs, operating productivity improvements (including major workforce reductions), and new marketing and sales strategies to reduce subscriber attrition, including conversion of the subscriber base to annual service contracts. While Bender's third-quarter operating profit was relatively level with the prior year, these efforts depressed results in the first half of 1994 and are expected to result in a substantial full-year operating profit decline as compared to 1993. Subscriber attrition rates continued to decline in the third quarter and customer conversion to annual service contracts exceeded expectations. Over the long term, the objective of the restructuring program is to provide a basis for growth in unit volume, revenues and profits, as well as to enhance and deepen customer relationships.

NEWSPAPER PUBLISHING OUTLOOK

    Newspaper Publishing results are expected to be impacted by two critical factors: the timing and extent of economic recovery in Times Mirror's local newspaper markets, particularly Southern California, and the sharp increases in newsprint prices anticipated throughout the industry at least through 1995. Newsprint expense, which is the largest single expense for the segment, currently represents approximately 15 percent of total segment operating costs. The average newsprint price per ton is expected to rise more than 20 percent in 1995. Modest newsprint price increases over the prior year began in the third quarter of 1994 but are not expected to significantly impact fourth-quarter results. Rising newsprint consumption due to advertising volume growth, coupled with significant price increases, could restrain profitability improvement next year. In addition, advertising revenue growth over the long term may be restrained by structural shifts in the retail marketplace, including retailer consolidations, changing consumer buying habits and growth in discount stores, which use little newspaper advertising.

PROFESSIONAL INFORMATION OUTLOOK

    For the full year 1994, operating profit for the segment is expected to exceed 1993 levels despite a substantial year-over-year decline at Matthew Bender, as 1993 results included restructuring charges totaling $25.3 million. The 1995 results are expected to reflect revenue strength in most of the businesses, tempered, however, by costs associated with investments in new product lines and business ventures throughout the segment.

CONSUMER MULTIMEDIA OUTLOOK

    Times Mirror's magazines have historically represented the majority of the revenues of this segment. This year's operating results for the magazines have improved due to strength in advertising, reflecting an industry-wide trend.
Although magazine advertising revenues are expected to show continued improvement next year, anticipated increases in postage rates and paper prices may significantly impair profit growth. Significant expenditures for product and market development are planned in 1995 in the new areas of consumer multimedia software and television programming.

CONSOLIDATED RESULTS OF OPERATIONS

    The   following  table  summarizes  Times  Mirror's  financial  results  (in thousands except per share amounts):

                                             THIRD QUARTER           THREE QUARTERS
                                          --------------------  ------------------------
                                            1994       1993        1994         1993
- ----------------------------------------------------------------------------------------
Revenues................................  $ 858,726  $ 806,882  $ 2,400,068  $ 2,346,683
Operating profit........................     88,527     58,603      186,755      163,760
Interest expense........................    (17,445)   (21,057)     (51,757)     (64,777)
Nonrecurring gains......................     11,872     --           22,009      --
Income from continuing operations.......     39,794     15,249       79,385       47,306
Income from discontinued operations.....     12,505     62,458       41,009      108,047
Net income..............................     52,299     77,707      120,394      155,353
Earnings per share:
  Continuing operations.................  $     .31  $     .12  $       .61  $       .37
  Discontinued operations...............        .10        .48          .32          .84
                                          ---------  ---------  -----------  -----------
Earnings per share......................  $     .41  $     .60  $       .93  $      1.21
                                          ---------  ---------  -----------  -----------
                                          ---------  ---------  -----------  -----------

    The following sections discuss the revenues and operating profits of the Company's principal lines of business. All comments, except as noted, apply to both the third quarter and first three quarters of 1994 compared to the same prior year periods.

    Times Mirror's revenues increased 6.4 percent for the third quarter of 1994, and rose 2.3 percent for the year-to-date. Growth in newspaper and magazine advertising revenues, combined with strong third-quarter revenue gains in college and health science publishing, more than offset revenue declines in legal publishing for the quarter and year-to-date periods.

    Operating profit for the third quarter of 1994 increased 51.1 percent from the previous year, due primarily to strong performances in the professional information companies and continued advertising revenue growth and cost containment efforts in the newspaper segment. For the first three quarters, operating profit rose 14.0 percent, as improvements at the newspapers and magazines more than offset first-half declines in the professional information companies.

    For the third quarter, income from continuing operations of $39.8 million, or 31 cents per share, more than doubled from $15.2 million, or 12 cents per share, in the prior year. For the first three quarters, income from continuing operations rose 67.8 percent primarily on the strength of third-quarter results. In addition, interest expense declined in 1994 for the third quarter and the year-to-date, as the debt level was reduced using proceeds received earlier in the year from the sale of the broadcast television stations. Net income was down for both the third quarter and year-to-date due to the absence of results from the discontinued broadcast television operations and the 1993 gains on asset sales at cable television.

NEWSPAPER PUBLISHING

    Newspaper Publishing segment revenues and operating profit were as follows (in thousands):

                                                                THIRD QUARTER         THREE QUARTERS
                                                              ------------------  ----------------------
                                                                1994      1993       1994        1993
- --------------------------------------------------------------------------------------------------------
Revenues
  Advertising...............................................  $372,218  $345,975  $1,119,480  $1,064,035
  Circulation...............................................   111,000   111,471     333,131     336,535
  Other.....................................................     9,991    12,904      29,033      30,698
                                                              --------  --------  ----------  ----------
                                                              $493,209  $470,350  $1,481,644  $1,431,268
                                                              --------  --------  ----------  ----------
                                                              --------  --------  ----------  ----------

Operating Profit............................................  $ 32,963  $ 13,713  $  121,979  $   78,208
                                                              --------  --------  ----------  ----------
                                                              --------  --------  ----------  ----------

    Newspaper Publishing's advertising revenues rose 7.6 percent for the third quarter of 1994 and 5.2 percent for the year-to-date. Circulation revenues declined slightly for both periods due to the planned reduction of circulation outside the newspapers' primary market areas. Advertising volume and revenues increased at the segment's largest newspaper, the LOS ANGELES TIMES, with continued gains in classified advertising volume, particularly in the help-wanted category, as well as increases in retail advertising volume.

    Third-quarter and year-to-date operating profit rose significantly in 1994, benefiting somewhat from a small severance-related charge at THE TIMES in the third quarter of 1993. This profitability improvement reflects the advertising revenue growth as well as ongoing cost containment efforts over the past three years. Newsprint expense for the first three quarters was slightly lower than 1993, as the impact of lower average per-ton cost in the first half of 1994 more than offset a slight increase in consumption.

PROFESSIONAL INFORMATION

    Professional Information segment revenues and operating profit were as follows (in thousands):

                                                                THIRD QUARTER         THREE QUARTERS
                                                              ------------------  ----------------------
                                                                1994      1993       1994        1993
- --------------------------------------------------------------------------------------------------------
Revenues....................................................  $288,509  $264,362  $  709,291  $  716,853
                                                              --------  --------  ----------  ----------
                                                              --------  --------  ----------  ----------

Operating Profit............................................  $ 68,411  $ 57,087  $  113,772  $  138,897
                                                              --------  --------  ----------  ----------
                                                              --------  --------  ----------  ----------

    Professional Information revenues in the third quarter of 1994 rose to a record high for a single quarter, up 9.1 percent over the prior year, as substantial growth in college and health science publishing more than offset lower revenues in legal publishing. Revenue declines in the first half at Matthew Bender, due principally to the impact of changes in its pricing and marketing strategies, resulted in a slight year-to-date decline for the segment as compared to 1993.

    Operating profit for the third quarter also reached a record high, up 19.8 percent over 1993 on the strength of the revenue gains. Results for the year-to-date period remained below 1993 levels, down 18.1 percent, due largely to depressed results at Matthew Bender in the first half of 1994.

CONSUMER MULTIMEDIA

    Consumer Multimedia segment revenues and operating profit (losses) were as follows (in thousands):

                                                         THIRD QUARTER         THREE QUARTERS
                                                      --------------------  --------------------
                                                        1994       1993       1994       1993
- ------------------------------------------------------------------------------------------------
Revenues............................................  $  77,177  $  72,317  $ 209,581  $ 198,877
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

Operating Profit (Loss).............................  $   3,352  $   2,361  $  (1,286) $  (5,285)
                                                      ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------

    Consumer Multimedia segment revenues rose 6.7 percent in the third quarter of 1994 and 5.4 percent for the year-to-date, as consumer magazines showed improved advertising revenues. The segment's third-quarter advertising revenues rose 6.1 percent, lifting the year-to-date increase in advertising revenues to
5.8 percent. Advertising revenue growth in the third quarter contributed to the segment's nearly $1.0 million improvement in operating profit as compared to 1993. For the first three quarters, the segment reduced its operating loss over the prior year, as improvements at the magazines were only partially offset by costs related to the Company's new multimedia and programming businesses.

LIQUIDITY AND CAPITAL RESOURCES

    GENERAL

    Total debt at September 25, 1994 of $877.1 million declined $254.7 million from the year-end 1993 level, as proceeds from the sale of the broadcast television stations were used to reduce commercial paper borrowings during the early part of 1994. The Company's debt-to-capitalization ratio at September 25, 1994 declined to 31.4 percent from 37.3 percent as of year-end 1993.

    The Company's cash requirements are funded primarily by its operating activities. If additional funds are needed, the Company obtains external financing, primarily through the issuance of commercial paper or fixed-rate debt. The commercial paper program is supported by unsecured short-term revolving bank lines of credit, with commitments at September 25, 1994 totaling $390 million. If the commercial paper program requires additional support, the Company believes that additional lines of credit would be available to it. At September 25, 1994, the Company had registered $250 million of debt securities for future sales.

    1994 YEAR-TO-DATE CASH FLOWS

    During the first three quarters of 1994, the Company generated $234.6 million in net cash from continuing operations, compared with $212.0 million for the same period in 1993. This increase primarily resulted from decreased cash outlays for restructuring activities and interest offset by increased tax payments in 1994 as compared to 1993.

    Net cash provided by investing activities from continuing operations during the first three quarters of 1994 totaled $164.1 million compared with a use of $98.8 million, largely due to cash receipts of $334.8 million in 1994 related primarily to the sale of the broadcast television properties. This was partially offset by increased spending for acquisitions as well as a slight rise in capital expenditures over the prior year. Total expenditures for capital projects in 1994 are expected to be somewhat higher than in 1993.

    Net cash used in financing activities during the first three quarters of 1994 increased by $146.6 million over 1993, which primarily reflected the repayment in 1994 of $254.7 million of commercial paper using cash obtained from the sale of the broadcast television properties. Dividends to shareholders of $104.2 million were paid during the first three quarters of both years. As discussed elsewhere herein, the proposed recapitalization of Times Mirror is expected to reduce future dividends payable on common shares.

    CABLE TELEVISION MERGER AND RELATED FINANCINGS

    The Company has commenced a tender offer for $399.5 million aggregate principal amount of its fixed-rate debt maturing from 1997 through 2001. The offer is scheduled to end in mid-December 1994. Proceeds from private sales of short-term securities are expected to fund the tender and these borrowings are expected to be repaid in early 1995 when the cable merger is completed. In connection with the short-term security issuances, the Company expects to increase its unsecured short-term revolving bank lines of credit to an aggregate amount of $630 million. If the entire $399.5 million is tendered under the terms of the tender offer, the Company expects to record an extraordinary loss of approximately $15 million in the fourth quarter of 1994. In connection with the tender, in September the Company entered into interest rate swap agreements which commence in January 1995 and exchange payments at fixed rates for payments at variable rates on an aggregate principal amount of $200 million of debt. These swaps are expected to be redeemed upon the successful completion of the tender offer.

    In early November, the Company will also file a registration statement with the Securities and Exchange Commission with respect to long-term debt securities that it intends to offer to exchange for $250 million of its outstanding long-term debt in connection with the cable television merger. With respect to this debt, the Company entered into long-term interest rate swap agreements commencing January 1995 which exchange payments at fixed rates for payments at variable rates.

    As contemplated by the cable merger agreement, the Company expects to borrow up to approximately $1.36 billion prior to the merger and the related debt will be assumed by Cox Cable. Part of the proceeds of these borrowings are expected to be used to retire the short-term securities issued to finance the debt tender and to redeem, when first callable on February 1, 1995, the $100 million of 8 7/8% Notes due February 1, 1998.

    CABLE TELEVISION PROGRAMMING PARTNERSHIP

    At the time of the execution of the agreement to merge its cable operations, the Company committed up to $200 million to a proposed joint venture with Cox Cable. The joint venture is expected to develop and purchase substantial investment interests in theme-based cable television programming operations. The $200 million is expected to be contributed to the venture as capital calls are made.

    POST-MERGER DIVIDEND POLICY

    At the completion of the cable merger, the Company expects to have approximately $412 million in face amount of Series A preferred stock outstanding. This class of preferred stock will have a perpetual fixed-rate dividend which will be established 90 days after the completion of the cable merger. As soon as practicable after the merger, the Company has agreed to offer approximately $350 million of Series B preferred stock to shareholders in exchange for shares of its common stock. The aggregate annual dividends on these shares of preferred stock are expected to be approximately $60 million through early 1998, at which time the Series B preferred stock will convert into common stock. The Series B preferred stock may, however, be called for redemption earlier under certain circumstances, with the redemption price payable in shares of common stock. Beginning in June 1995 and continuing for a period of three years, the Company has agreed to pay an annual dividend on shares of its common stock of no less than 24 cents per share, subject to the fiduciary duties of the Company's Board of Directors. Thereafter, the payment of dividends on common stock will depend on future earnings, capital requirements, financial condition and other factors.

                   THE TIMES MIRROR COMPANY AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    The following litigation arose out of the transactions described in Note B of the condensed consolidated financial statements (referred to herein as the "Transactions.")

DELAWARE PROCEEDINGS

    As of November 1, 1994, the following putative class actions have been filed in the Court of Chancery, New Castle County, State of Delaware with respect to the Transactions: Bert Vladimir, on behalf of himself and all persons similarly situated v. John E. Bryson, et al., (Civil Action No. 13550); Erab Capital Ltd.
v. Robert F. Erburu, et al. (Civil Action No. 13552); Moise Katz v. The Times Mirror Co., et al. (Civil Action No. 13554); Gary Goldberg v. Gwendolyn G. Babcock, et al. (Civil Action No. 13555); Joseph E. Kassoway, et al. v. The Times Mirror Company, et al. (Civil Action No. 13556); Frederick Rand and Miriam Sarnoff v. The Times Mirror Company, et al. (Civil Action No. 13557); and Kathleen Pessin v. The Times Mirror Co., et al. (Civil Action No. 13558). Five of the Delaware actions have been consolidated by the Delaware Chancery Court under the name In re The Times Mirror Company Shareholders Litigation. Two of the actions (Kassoway and Rand) were voluntarily dismissed by the plaintiffs. The five consolidated actions are collectively referred to herein as the "Delaware Stockholders' Litigation."

    The Delaware Stockholders' Litigation challenges the terms of the Transactions and names as defendants, among others, Times Mirror, present and certain former directors of Times Mirror, the Chandler Trusts, and certain trustees of the Chandler Trusts. Cox Enterprises, Inc. ("CEI") is also named as a defendant in two of the actions. The Delaware Stockholders' Litigation alleges that the defendants breach their fiduciary duties to the non-Chandler Trust Stockholders ("Other Stockholders") by entering into the Transactions, that the defendants failed to properly evaluate the Transactions, that the defendants favored the interests of the Chandler Trusts over the interests of the Other Stockholders, that the merger consideration to be paid to the Other Stockholders is inadequate and unfair, and that the defendants have engaged in other allegedly improper conduct.

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

SETTLEMENT ACTIVITIES

    Following a series of negotiations between representatives of Times Mirror and counsel for the plaintiffs in the Stockholders' Litigation, on October 10, 1994 the parties entered into a stipulation of settlement (the "Stipulation") with respect to the Stockholders' Litigation. Pursuant to the Stipulation, (i) New Times Mirror will issue the New Times Mirror Series B Preferred Stock in the Series B Exchange, (ii) Times Mirror will submit the Initial New Times Mirror Dividend Policy to the Board of Directors of Times Mirror for its consideration and (iii) Times Mirror will pay (on behalf of itself as well as each of the other defendants in the Stockholders' Litigation who are past or present officers or directors of Times Mirror) the attorneys' fees and expenses of counsel for the plaintiffs in an aggregate amount not to exceed $6 million.

    The Series B Exchange will be conducted as soon as practicable after the Merger. Pursuant to the Series B Exchange, each holder of New Times Mirror Common Stock will have the opportunity to exchange shares of New Times Mirror Common Stock on a one-for-one basis for shares of New Times Mirror Series B Preferred Stock. The Chandler Trusts have agreed and have informed New Times Mirror that they will not participate in the Series B Exchange.

    The Initial New Times Mirror Dividend Policy would provide that the dividend on New Times Mirror Common Stock, beginning in June 1995 and continuing for a period of three years, will be set at no less than $.24 per year. The Initial New Times Mirror Dividend Policy would be subject to the exercise by the New Times Mirror Board of Directors of its fiduciary duties and the exercise of the Board's business judgment in connection with, among other things, the declaration of future dividends, as well as to any and all requirements of Delaware law or any other applicable law, and to any and all covenants, restrictions or limitations in connection with any financing.

    In order for the settlement of the Stockholders' Litigation to become final, the Stipulation must be approved by the Delaware Chancery Court in the Delaware Stockholders' Litigation and the California Superior Court in the California Stockholders' Litigation. Hearing dates have been scheduled with the Delaware Chancery Court for November 30, 1994 at 10:30 a.m. and with the California Superior court for December 2, 1994 at 9:00 a.m. Notice of the hearings has been mailed to all stockholders of record.

    The Orders and Final Judgments to be entered by the Delaware Chancery Court and the California Superior Court (i) will dismiss the complaints in each respective action with prejudice as to all defendants and (ii) will, on behalf of the plaintiffs and all class members, release and discharge all defendants (and certain other parties as described in the Stipulation) from all claims in each respective action. In addition, the order and judgment to be entered by the California Superior Court will, on behalf of the plaintiffs in the California Stockholders' Litigation, Times Mirror and all current holders of Times Mirror Common Stock, release and discharge certain defendants (as described in the Stipulation) from any cause of action or claim by Times Mirror or derivatively by Times Mirror that has been or could have been asserted in the California Stockholders' Litigation.

    As noted above, the resolution of these lawsuits is not expected to have a material adverse effect on the Company's financial position or results of operations.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A) EXHIBITS

            11. Computation of earnings per share.

            12. Computation of the ratio of earnings to fixed charges.

        (B) REPORTS ON FORM 8-K

            Form 8-K for Times Mirror Cable Television, Inc., a wholly owned subsidiary of the Company, as of June 30, 1994 was filed on August 15, 1994.

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

Date: November 9, 1994